Form 10-K
period 2007-12-31
Sports Properties Acquisition Corp.
filed 2008-03-26
CIK 1412203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33918

SPORTS PROPERTIES ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	74-3223265
(State of Incorporation)	(IRS Employer Identification No.)

437 MADISON AVENUE, NEW YORK, NEW YORK	10022
(Address of principal executive offices)	(Zip Code)

(212) 328-2100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Warrant	American Stock Exchange

Common Stock, par value $0.001 per share	American Stock Exchange

Warrants, exercisable for one share of Common Stock at an exercise price of $7.00 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(a) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Units, each consisting of one share of the registrant’s common stock and one warrant exercisable for an additional share of common stock, on March 25, 2008 was approximately $89,163,765. This date was used because the registrant’s units were not publicly traded at the end of its most recently completed second fiscal quarter.

The number of outstanding shares of the registrant’s common stock on March 25, 2008 was 14,718,137 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

SPORTS PROPERTIES ACQUISITION CORP.

2007 FORM 10-K ANNUAL REPORT

The following discussion should be read in conjunction with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report.

This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words expects, anticipates, intends, believes, or similar language. Actual results could differ materially from those anticipated in such forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statements. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

PART I

ITEM 1.	BUSINESS

We are a blank check company organized under the laws of the State of Delaware on July 3, 2007. We were formed to acquire, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination, one or more domestic or international operating businesses. We are focusing our efforts on companies that create, produce, deliver, distribute, market content, products and services pertaining to the sports, leisure or entertainment industry. We intend to identify acquisition opportunities where we can leverage the experience and relationships of our management team and board of directors to enhance the value of the acquired company’s product and service offerings. On January 24, 2008, we consummated our initial public offering of 20,000,000 units. Each unit issued in our initial public offering consists of one share of common stock, $.001 par value per share, and one warrant to purchase one share of common stock at $7.00 per share. The units were sold at an offering price of $10.00 per unit, generating aggregate gross proceeds of $200,000,000. Of the $200,000,000 gross proceeds, $194,000,000, including deferred underwriters’ discounts and commissions of $8,625,000, was deposited into a trust account. Prior to the initial public offering, we issued 6,000,000 warrants at a purchase price of $1.00 per warrant to certain of our founding stockholders in a private placement for aggregate proceeds of $6,000,000, which were also placed into the trust account. On February 1, 2008, we sold an additional 1,556,300 units which were subject to the overallotment option of the underwriters in our initial public offering. The sale of these units resulted in total proceeds of approximately $15,145,000, net of the underwriters’ discounts and commissions, but including deferred underwriters’ discounts and commissions of approximately $672,000. This amount was also deposited into the trust account, resulting in a total amount held in trust of approximately $215,145,000, exclusive of any interest earned by such trust account.

We believe the demand for sports, leisure and entertainment related content, services and products presents attractive opportunities for growth and value creation. This demand is supported by highly visible revenue streams resulting from, among other things, advanced ticketing, media, sponsor, advertising and concession activities, many of which constitute contractually obligated income, as evidenced by multi-year, fixed or escalating licensing agreements, some of which can be structured for twenty (20) or more years. In addition, the branded aspects of the sports, leisure and entertainment industries can attract a loyal customer base and bring with them less volatility and more sustainable, long-term growth attributes. The sports, leisure and entertainment industries are large and complex and include companies that create, produce, deliver, distribute, market content, products and services, including:

•

existing or new sports franchises and teams involved in the major sports leagues in the United States (NFL, NBA, MLB and NHL, as well as NASCAR) and other leagues organized around professional and amateur sports;

•	existing or new sports leagues;

•	ownership and operation of sports-related facilities and venues;

•	stadium and venue construction and management companies;

•

professional services, including event and facility management, concession and ticket sale management, talent representation, sponsorship, endorsements, consulting and marketing, travel and tour management;

•	entertainment-related licensed programming, other programming, publications, Internet services, data and information;

•	sports-related advertising and marketing services;

•	sporting goods, apparel and related products, including licensed goods (licensed by leagues or teams) or manufactured goods;

•	internet-related sports content, including fantasy sports leagues;

•	interactive sports, entertainment and gaming companies;

•	recreation or tourism-related companies; and

•	investment in the expansion of the major and other sports leagues into international markets including China and Japan.

We are directing our efforts on identifying companies for potential acquisition that include at least one of the following characteristics:

•	an underperforming business that we believe could increase its performance with changes in operations or strategy, incremental investment or management expertise;

•	an undercapitalized business;

•	a business serving sports, leisure or entertainment properties or a sports, leisure or entertainment property that may be better served by our management’s extensive industry contacts; or

•	a business that currently is capitalizing or has the potential to capitalize on growth internationally in sports activities and consumption.

We are utilizing the collective experience and expertise of our management team, board of directors and advisors to identify potential target acquisitions in these areas. We intend to use a disciplined approach to identifying, evaluating, and negotiating with potential target businesses and are focusing our efforts on selecting what we believe is the best opportunity or opportunities for a business combination. Assuming we complete our initial business combination, we may pursue additional business combinations to, among other objectives, penetrate complementary markets, drive sales growth or introduce new products.

To date, our efforts have been limited to organizational activities, activities related to raising capital and since our initial public offering, activities relating to identifying and evaluating prospective acquisition targets. If we are unable to consummate a business combination on or prior to January 17, 2010, we will liquidate our trust account and any other assets to our public stockholders. While we may seek to effect business transactions with more than one target acquisition, our business combination must be with a target acquisition (or acquisitions) whose fair market value is at least equal to 80% of our net assets held in trust (net of taxes and amounts disbursed for working capital purposes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such acquisition. Consequently, initially we may have the ability to complete only a single business combination, although this may entail our acquisition of one or more individual assets, properties or entities.

In the event we ultimately determine to simultaneously acquire several assets or properties and such assets or properties are owned by different sellers, we may need for each of such sellers to agree that our purchase is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent integration of the multiple assets or properties into a single operating entity.

To the extent that our business combination is structured as an asset acquisition, it is possible that the proxy statement that we would send to stockholders to approve a business combination would not contain audited or unaudited historical financial information with respect to the assets being acquired and, therefore, stockholders voting on a proposed transaction would not have the benefit of financial statements of past operations. We are unable to predict the facts, circumstances and structure surrounding any possible future acquisition of assets and, accordingly, cannot provide assurances with respect to the provision of audited historical financial information. If, however, we determined that such audited historical financial information was not required, instead of audited or unaudited historical financial statements, the proxy statement we would send to our stockholders would contain the same information that would typically be provided in the business section of the prospectus for an initial public offering of a start-up company without historical financial statements, such as: (i) historical and prevailing market rates for assets of that type; (ii) our expectations of future market trends and proposed strategy for employment of the assets; (iii) our anticipated operational (overhead) expenses; and (iv) the valuation of the assets generally, all of which, in turn, depend on the sector of the sports, leisure or entertainment industry in which we consummate such a business combination. See “Risk Factors — Risks Related to the Sports, Leisure and Entertainment Industries — If we were to structure our business combination as an asset acquisition, it is possible that proxy materials provided to our stockholders would not include historical financial statements and, accordingly, investors will not have historical financial statements on which to rely in making their decision whether to vote for the acquisition.”

The fair market value of a target acquisition will be determined by our board of directors based upon the financial standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. We anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business. We may, however, structure a business combination to acquire less than 100% of such interests or assets of the target business but do not intend to acquire less than a majority interest (less than 50% of the voting securities of such target business). If we acquire only a majority interest of a target business or businesses, the interest in the business that we acquire must have a fair market value of at least 80% of our net assets held in trust (net of taxes and amounts permitted to be disbursed for working capital purposes and excluding the amount held in the trust account representing the underwriters’ deferred discount). In such case that we acquire less than a 100% ownership interest, the remaining ownership interest may be held by third parties who may or may not have been involved with the properties, assets or entities prior to our acquisition of such ownership interest. We may further seek to acquire a target acquisition that has a fair market value significantly in excess of 80% of our net assets held in trust (net of taxes and amounts disbursed for working capital purposes and excluding the amount held in the trust account representing a portion of the underwriters’ discount). In order to do so, we may seek to raise additional funds through a private offering of debt or equity securities, and we may effect a business combination using the proceeds of such offering rather than using the amounts held in the trust account. In the case of a business combination funded with assets other than the trust assets, the proxy materials disclosing the business combination for which we would seek stockholder approval would disclose the terms of the financing as well and, if required by law or by regulation of the American Stock Exchange, we would seek stockholder approval of such financing. In the absence of a requirement by law or a regulation of the American Stock Exchange (for example, if such financing involves the issuance of common stock or securities convertible into common stock which could result in an increase in our outstanding common stock of 20% or more), we would not seek separate stockholder approval of such financing since the financing portion of any business combination would be disclosed in the proxy materials and would be a consideration of the stockholder approval process for the business combination under consideration. There are no prohibitions on our ability to raise funds privately or through loans that would allow us to acquire a company with a fair market value in an amount greater than 80% of our net assets held in trust at the time of the acquisition. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Conflicts

The discretion of our officers and directors, some of whom are also officers and/or directors of other companies, in identifying and selecting a suitable target acquisition, may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Whether or not any member of our management team remains with our company following our consummation of a business combination depends on whether or not each person is offered a management role with the resulting company in connection with the negotiation of the business combination. As a result, our officers and directors may also face a conflict of interest when the composition of the team that will manage the company after consummation of a business combination is negotiated. Nevertheless, our management’s ability to remain with the company following consummation of a business combination will not be the determining factor in our decision whether or not to proceed with any particular potential business combination.

Industry Trends

According to PriceWaterhouseCoopers LLP (“PWC”), the global sports, entertainment and leisure markets will, on a combined basis, be an approximately $350 billion market in 2007, and grow at a 6.1% compound annual growth rate (“CAGR”) through 2011 (PriceWaterhouseCoopers LLP, “Global Entertainment and Media Outlook: 2007-2011,” June 2007). These addressable markets include revenues from the following sectors: sports, filmed entertainment, video games, theme parks and amusement parks, casino and other regulated gambling. Further, PWC estimates the U.S. sports, entertainment and leisure markets (defined to encompass the same categories previously mentioned) to be $170 billion in 2007, growing at a 5.7% CAGR. Key drivers of growth in entertainment spending include availability of content across multiple platforms, continued penetration of broadband and wireless, growth in the 18-to 49-year old demographic segment and sustained economic growth.

Specifically as it relates to the sports industry, the total global sports market, according to PWC, will be an approximately $100 billion market in 2007, and grow at a 5.6% CAGR through 2011, which includes revenues derived from gate receipts for live sporting events, rights fees paid by radio and television broadcasters and networks, merchandising, sponsorships and rights fees associated with Internet, mobile, satellite and other sports events. Further, PWC estimates the U.S. sports industry (defined to encompass the same categories previously mentioned) to be a $51.0 billion market in 2007, growing at a 5.9% CAGR through 2011. Key drivers of growth in this industry include increased attendance, competition in the media distribution market, which is fueling the demand for TV rights fees and leading to record-sized deals, as well as competition for sponsorship deals for venue and event naming rights. Also, global-scale large sporting events such as the FIFA World Cup in South Africa in 2010, the Beijing Olympics in the summer of 2008, and the 2010 winter Olympics in Vancouver are expected to drive large, cyclical revenue growth.

According to research performed by IBISWorld Inc. (“IBIS”), the U.S. spectator sports market alone in 2005 was a $29 billion market, encompassing sports teams, events and establishments, and all of the operations of sporting facilities, teams and events. (IBISWorld Inc., “Spectator Sports in the U.S.: 71121,” July 13, 2006) Further, IBIS estimates the spectator sports market will grow at a compound annual rate of approximately 5.7% from 2006 to 2010.

According to IBIS research, event promotion (including the promotion of performing arts, sports and similar events) in the U.S. is expected to generate revenue of $8.1 billion in 2007 and grow at a 4.5% CAGR through 2012. (IBISWorld Inc., “Promoters of Performing Arts, Sports and Similar Events with Facilities in the U.S.: 71131,” July 25, 2007) This growth will be driven by positive consumer and business sentiments, increased event attendance and purchase of merchandise by consumers, and increased corporate advertising.

Management anticipates continued growth and opportunities for value creation to result from several trends, including:

•

Significant demand for sports-related franchises. There has been a continuing increase in attendance at sports and entertainment events, and many cities have expressed interest in having sports teams, including Las Vegas, Houston, Rochester, Orlando, Portland, Los Angeles, Oklahoma City, Kansas City, Hartford, Winnipeg and Seattle. A significant opportunity exists to establish new franchises, or relocate existing franchises. Members of our management team have prior experience in successfully acquiring, relocating and enhancing operations of franchises.

•

Significant growth for entertainment and leisure. There continues to be an increase in consumer-end spending on entertainment and leisure. Key drivers of growth include demand for high-definition DVDs, penetration of online DVD rental services, and growing consumer acceptance of broadband and wireless gaming distribution channels.

•

Vertical integration of media relationships have become opportunities for sports teams to enjoy the benefits of additional revenue streams; teams can earn both cable affiliate fees and advertising by setting up their own local or regional sports networks;

•

The emergence of mobile and other new media, including sports websites, sports satellite radio, and increased usage of mobile media, which are expected to provide access to a broader range of content globally and grow in excess of traditional media growth rates;

•

New facility construction is a way to drive team profits by optimizing revenue and attendance. Studies have shown that teams playing in brand new stadiums realize an increase in franchise value. Excluding college and minor league stadiums and arenas, a total of 26 professional sports facilities were opened between 2000 and 2006. New stadiums for professional baseball teams have been built to maximize revenue by decreasing capacity and installing an optimized mix of general and premium (i.e., club seats and luxury suites) seating. New stadium facilities also offer considerably more advertising and sponsorship opportunities;

•

International growth is expected to exceed growth in the U.S. market, driven by globalization, increased international access to U.S. professional sports through the Internet and satellite television content, increased participation of international players in U.S. professional sports teams, the exhibition of sports contests involving U.S. teams in Europe and the Pacific Rim and the location of professional sports franchises outside the U.S.

We believe that in this environment, our management team, senior advisors and board of directors will be able to leverage their extensive industry experience, knowledge and contacts to source and execute an acquisition.

Our Competitive Advantages

We believe that we possess several competitive strengths to source, evaluate and execute business combinations in our target sectors. We believe that the background, operating histories and experience of our management team, board of directors and advisors have equipped us not only to obtain access to a broad spectrum of investment opportunities but also to improve upon the operational and financial performance of our target businesses. However, no guarantee can be given that our management, board of directors and advisors will be able to achieve results that are similar to the prior results described below, and investors should not place undue reliance upon past performance as indications of future performance.

Significant operating and negotiating experience

Our management team, board of directors and advisors bring extensive experience with operations, acquisitions, negotiations with leagues, owners, players and other employees of sports-related properties.

•

Tony Tavares, President and CEO, has successfully negotiated the acquisition and sale of, and implemented operational improvements to, several professional sports franchises, including The Mighty Ducks of Anaheim and The Washington Nationals. Additionally, Mr. Tavares served as the President and CEO of S.M.G., the premier management company engaged in the private management of stadiums, arenas, theaters and convention facilities in the United States, Europe and the Pacific Rim.

•	Jack Kemp, Chairman, served as a member of the United States Congress for 18 years following 13 years as a quarterback in the National Football League.

•	Henry Aaron, Director, is a member of the Major League Baseball Hall of Fame and Senior Vice President of the Atlanta Braves.

•

Messrs. Caporale and Vataha, Advisors, are co-founders and co-owners of Game Plan LLC, the first and oldest sports only investment bank in the U.S., since 1995 and have represented numerous sports leagues and franchises in a variety of transactions.

Established deal sourcing and relationship network

We believe management, our board of directors and our advisors’ current positions, experience in the target industries and network of industry contacts will assist in providing access to opportunities for a potential initial business acquisition. These contacts and sources include executives of, and consultants engaged by, public and private businesses in our target sector, key decision makers of leagues, local government officials and business leaders, investment banks, attorneys, and accountants, among others, with knowledge of these industries. Our management team has developed long-standing market relationships throughout the sports, leisure and entertainment industries that will also help us to attract high quality talent as well as to identify and evaluate acquisition opportunities.

Operational, financial, acquisition and negotiating expertise

Our management team has extensive experience in the acquisition, restructuring, relocation and operation of sports related businesses. In addition, our board of directors brings additional relationships and experience to provide access to key decision makers and sources of opportunity. We believe this will enable us to successfully target and negotiate acquisitions, as well as enhance the value of an acquisition by enhancing operations, relocating, or pursing other ancillary revenue opportunities.

Attractive market opportunities

Although we have not yet identified any specific business combination candidates, we believe there are numerous candidates within the sports, leisure or entertainment industry that present opportunities for acquisition and value enhancement by our management team. Further, we believe there will be incremental opportunities to reposition acquired companies through relocation or restructuring, addition of ancillary products or services, monetization of undervalued assets, or addition of complementary operations through additional acquisitions.

Corporate Finance and Transactional Expertise

We believe that, given our management, board of directors and advisors’ transactional experience and network of contacts within both the target industries and financial community, our team has the ability to identify, source, negotiate, structure, and consummate strategic investments of various types, including business combinations, “add-on” acquisitions and other strategic arrangements. Collectively, management and our directors and advisors have been involved in numerous transactions ranging in size from several million dollars to several billion dollars.

However, the results of the prior business ventures of our officers, directors and advisors are not necessarily indicative of our company’s future performance or results.

Effecting a Business Combination

General

We were formed to acquire, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination, one or more businesses in the sports, leisure or entertainment industries. We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period until we complete a business combination. We intend to utilize cash derived from the proceeds of our initial public offering and the private placements, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our initial public offering and private placements are intended to be applied generally toward effecting a business combination as described herein, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in our units are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations.

Subject to the requirement that our business combination must be with a target acquisition having a fair market value that is at least 80% of our net assets held in trust (net of taxes and amounts disbursed for working capital purposes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such acquisition, there are no limitations on the type of sports-related investments (including investments in securities of entities that own or finance sports-related activities) we can make or the percentage of our total assets that may be invested in any one investment. Accordingly, other than the requirement that our business combination must be with a target acquisition having a fair market value that is at least 80% of our net assets held in trust (net of taxes and amounts disbursed for working capital purposes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such acquisition, our investment policies may be changed from time to time at the discretion of our board of directors, without a vote of our stockholders. Additionally, no limits have been set on the concentration of investments (including investments in securities of entities that own or finance sports-related activities) in any location or product type.

We have not identified a target acquisition

We began our search for target business candidates following our initial public offering. To date, however we have not selected any target acquisition on which to concentrate our search for a business combination. We cannot assure you that we will be able to locate a target acquisition or that we will be able to engage in a business combination on favorable terms.

Subject to the limitation that a target acquisition have a fair market value of at least 80% of our net assets held in trust (net of taxes and amounts disbursed for working capital purposes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of the transaction, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective transaction candidate. Accordingly, there is no basis for investors in our units to evaluate the possible merits or risks of any target acquisition with which we may ultimately complete a business combination. To the extent we effect a business combination with a financially unstable asset or property, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of such financially unstable property or asset. Although our management will endeavor to evaluate the risks inherent in a particular target acquisition, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target acquisition

While we have not yet identified any candidates for a business combination, we believe that there are numerous acquisition candidates in the sports, leisure and entertainment industries that we intend to target. Target acquisitions will be brought to our attention by our officers, directors and advisors, through their network of industry relationships located in the United States and elsewhere that regularly, in the course of their daily business activities, see numerous varied opportunities. Nevertheless, we will not propose any business combination with any potential target business to our stockholders if any of our officers, directors, advisors or founding stockholders is an affiliate of such potential target business, or if such potential target business has received a material investment from any of these individuals or entities. Target acquisitions may also be brought to our attention by such unaffiliated sources such as brokers or others as a result of being solicited by us through calls or mailings. Unaffiliated sources, such as brokers may also introduce us to target acquisitions they think we may be interested in on an unsolicited basis, since many of these sources will have read this prospectus and know what types of businesses we are targeting. We pay Medallion Financial Corp. a fee of $7,500 per month for office space and administrative services. Our Chief Executive Officer, Tony Tavares, is the President and Chief Executive Officer of ProEminent Sports, LLC. Pursuant to a consulting agreement between ProEminent Sports, LLC and Medallion, Mr. Tavares acts as a consultant to Medallion for sports related investments and, included within the scope of his duties is his service to us. Pursuant to the consulting agreement, Mr. Tavares has, among other things, agreed to serve as our Chief Executive Officer, help us identify a target business in the sports, entertainment and leisure industries, perform due diligence on the proposed target and negotiate and consummate a business combination with such a target business. Our advisors, Robert Caporale and Randel Vataha, are Chairman and President, respectively, and each own 50% of the membership interests, of Game Plan LLC. Medallion is party to an agreement with Game Plan LLC pursuant to which Game Plan LLC provides certain consulting services to Medallion and to us, including advising us in identifying a target business in the sports, entertainment and leisure industries. Mr. Caporale and Mr. Vataha are helping us identify a target business in the sports, entertainment and leisure industries, and have agreed to help us perform due diligence on the proposed target and negotiate and consummate a business combination with such a target business. The fees paid by Medallion pursuant to the consulting agreements are solely borne by Medallion and will not be reimbursed by us. We may separately engage Game Plan LLC in the future to provide consulting services to us in connection with identifying a target business in the sports, entertainment and leisure industries and consummating a business combination with such a target business. The services to be rendered and the fees to be paid to Game Plan under any future engagement will be the subject of negotiation between the parties prior to such engagement and approved by a majority of our directors who are disinterested in such engagement. Our Vice Chairman and Secretary, Andrew M. Murstein, also serves as the President and member of the Board of Directors of Medallion Our Chief Financial Officer, Larry D. Hall, also serves as the Chief Financial Officer of Medallion Other than the fees under these agreements and under any future agreement with Game Plan LLC into which we may enter and the compensation paid by Medallion to these officers and advisors, in no event will any of our existing officers, directors or stockholders or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render, in order to effectuate the consummation of a business combination. However, our key personnel may not continue to provide services to us after the consummation of a business combination if we are unable to negotiate employment or consulting agreements with them in connection with or subsequent to the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. Additionally, after a business combination, such individuals may be paid consulting, management or other fees from target businesses, with any and all amounts being fully disclosed to stockholders, to the extent known, in the proxy solicitation materials furnished to the stockholders. Any such compensation to be paid to our officers, directors or founding stockholders after a business combination may influence their evaluation of a potential business combination, resulting in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target acquisition, the ability of such individuals to remain with us after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination.

Selection of a target acquisition and structuring of a business combination

Subject to the requirement that our business combination must be with a target acquisition having a fair market value that is at least 80% of our net assets held in trust (net of taxes and amounts disbursed for working capital purposes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting prospective target acquisitions. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target acquisitions. In evaluating a prospective target acquisition, our management will consider, among other factors, the following factors likely to affect the performance of the investment:

•	earnings and growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	financial condition and results of operation;

•	barriers to entry into the sports, leisure and entertainment industries;

•	stage of development of the products, processes or services;

•	breadth of services offered;

•	degree of current or potential market acceptance of the services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target acquisition, we will conduct an extensive due diligence review which will encompass, among other things, a review of all relevant financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties. We will also seek to have all owners of any prospective target acquisition execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If any prospective business or owner refused to execute such agreement, it is unlikely we would continue negotiations with such business or owner.

In determining the size of our initial public offering, we and the underwriters concluded, based on our collective experience and market conditions, that an offering of that size, together with the proceeds of the founder warrants, would provide us with sufficient equity capital to consummate a business combination. This belief is not based on any research, analysis, evaluations, discussions or compilations of information with respect to any particular investment or any such action undertaken in connection with our organization. We cannot assure you that our belief is correct, that changes in market conditions will not render our belief incorrect in the future, that we will be able to successfully identify acquisition candidates, that we will be able to obtain any necessary financing or that we will be able to consummate a transaction with one or more target businesses whose fair market value, collectively, is equal to at least 80% of our net assets (excluding deferred underwriting discounts and commissions of $9,296,154.

In the case of all possible acquisitions, we will seek to determine whether the transaction is advisable and in the best interests of us and our stockholders. We believe it is possible that our attractiveness as a potential buyer of businesses may increase after the consummation of an initial transaction and there may or may not be additional acquisition opportunities as we grow and integrate our acquisitions. We may or may not make future acquisitions. Fundamentally, however, we believe that, following an initial transaction, we could learn of, identify and analyze acquisition targets in the same way after an initial transaction as we will before an initial transaction. To the extent we are able to identify multiple acquisition targets and options as to which business or assets to acquire as part of an initial transaction, we intend to seek to consummate the acquisition which is most attractive and provides the greatest opportunity for creating stockholder value. The determination of which entity is the most attractive would be based on our analysis of a variety of factors, including whether such acquisition would be in the best interests of our securityholders, the purchase price, the terms of the sale, the perceived quality of the assets and the likelihood that the transaction will close.

The time and costs required to select and evaluate a target acquisition and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target acquisition with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. While we may pay fees or compensation to third parties for their efforts in introducing us to a potential target business, in no event, however, will we pay any of our existing officers, directors or stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us or in connection with the consummation of the initial business combination.

Fair market value of target acquisition

The initial target acquisition that we acquire must have a fair market value equal to at least 80% of our net assets held in trust (net of taxes and amounts disbursed for working capital purposes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such acquisition, subject to the conversion rights described below, although we may acquire a target acquisition whose fair market value significantly exceeds 80% of our net assets held in trust (net of taxes and amounts disbursed for working capital purposes and excluding the amount held in the trust account representing a portion of the underwriters’ discount). To accomplish this, we may seek to raise additional funds through credit facilities or other secured financings or a private offering of debt or equity securities if such funds are required to consummate such a business combination, although we have not entered into any such fund raising arrangement and do not currently anticipate effecting such a financing other than in connection with the consummation of the business combination.

Prior to entering into an agreement for a target acquisition, the fair market value of such target acquisition will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target acquisition has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent third party appraiser, which may or may not be an investment banking firm that is a member of the Financial Industry Regulatory Authority, Inc., stating whether the fair market value meets the 80% of net assets held in trust threshold. If such an opinion is obtained, we anticipate distributing copies, or making a copy of such opinion available, to our stockholders. We will not be required to obtain an opinion from a third party as to the fair market value if our board of directors independently determines that the target acquisition complies with the 80% threshold unless there is a conflict of interest with respect to the transaction. Our officers and directors have experience evaluating target acquisitions based upon generally accepted financial standards and have performed such evaluations for many transactions. Satisfaction of the 80% threshold is determined by calculating the fair market value of what our stockholders receive in the business combination and comparing it to 80% of the net assets held in trust. Whether assets or stock of a target business is acquired, such assets or stock would be evaluated based upon generally accepted financial standards in order to determine if the fair market value of such assets or stock equals at least 80% of our net assets held in trust excluding taxes, amounts disbursed for working capital and the deferred portion of the underwriter’s compensation.

Possible lack of business diversification

Our business combination must be with a target acquisition which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, we expect to have the ability to effect only a single business combination, although this process may entail the simultaneous acquisitions of several sports- related businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities that may have the resources to complete several business combinations of entities or assets operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity or asset, our lack of diversification may:

•

subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

In the event we ultimately determine to simultaneously acquire several businesses or assets and such businesses or assets are owned by different sellers, we may need for each of such sellers to agree that our purchase of its business or assets is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the businesses or assets into a single operating business.

Limited ability to evaluate the management of the target business

Although we intend to closely scrutinize the incumbent management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment will prove to be correct. In addition, we cannot assure you that new members that join our management following a business combination will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While our current officers and directors may remain associated in senior management or advisory positions with us following a business combination, they may not devote their full time and efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with such business combination, which would be negotiated at the same time as the business combination negotiations are being conducted and which may be a term of the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. Additionally, after a business combination, such individuals may be paid consulting, management or other fees from target businesses, with any and all amounts being fully disclosed to stockholders, to the extent known, in the proxy solicitation materials furnished to the stockholders. Any such compensation to be paid to our officers, directors or founding stockholders after a business combination may influence their evaluation of a potential business combination, resulting in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement or replace the incumbent management of the target business. We cannot assure you that we will have the ability to recruit such managers, or that any such managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management, if any.

Opportunity for stockholder approval of business combination

Prior to the completion of our business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Exchange Act, which, among other matters, will include a description of the operations of the target business and, if applicable, historical financial statements of a target business.

In connection with the stockholder vote required to approve any business combination, our founding stockholders have agreed to vote all of their shares of common stock owned by them prior to or acquired in our initial public offering, or purchased in the private placement, in accordance with a majority of the public stockholders who vote at the special or annual meeting called for the purpose of approving a business combination. Our founding stockholders have also agreed that if they acquire shares of common stock following completion of our initial public offering, they will vote such acquired shares of common stock in favor of a business combination. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 30% of the shares of common stock sold in our initial public offering both vote against the business combination and exercise their conversion rights. Our threshold for conversion rights has been established at 30% although historically blank check companies have used a 20% threshold. We have set the threshold at 30% in order to reduce the likelihood that a small group of investors holding a block of our outstanding shares of common stock will be able to stop us from completing a business combination that is otherwise approved by a large majority of our public stockholders. This structural change is consistent with many other blank check companies that have recently filed registration statements with the SEC and it will increase the likelihood of an approval of any proposed business combination by making it easier for us to consummate a business combination with which public stockholders may not agree. However, the 30% threshold entails certain risks, such as, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve a larger part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. These risks are more fully described under the headings, “Risk Factors—Although historically blank check companies have used a 20% threshold for conversion rights, we allow up to approximately 29.99% of our public stockholders to exercise their conversion rights. This higher threshold will make it easier for us to consummate a business combination with which you may not agree, and you may not receive the full amount of your original investment upon exercise of your conversion rights” and “—The ability of a larger number of our stockholders to exercise their conversion rights may not allow us to consummate the most desirable business combination or optimize our capital structure.” For more information, see the section entitled “Proposed Business—Effecting a Business Combination—Opportunity for stockholder approval of a business combination.” Voting against the business combination alone will not result in conversion of a stockholder’s shares of common stock into a pro rata share of the trust account. Such stockholder must have also exercised its conversion rights described below.

Upon the completion of our business combination, unless required by Delaware law, the federal securities laws, and the rules and regulations promulgated thereunder, or the rules and regulations of an exchange upon which our securities are listed, we do not presently intend to seek stockholder approval for any subsequent acquisitions.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer to each public stockholder (but not to our founding stockholders, nor to any of our other directors and officers to the extent that they receive shares of common stock prior to our initial public offering, or purchase any shares of common stock in our initial public offering or the aftermarket) the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Our founding stockholders are not entitled to convert any of their shares of common stock acquired prior to our initial public offering, in our initial public offering or after our initial public offering into a pro rata share of the trust account. The actual per-share conversion price will be equal to the amount in the trust account, which includes $6,000,000 from the purchase of the founder warrants by Medallion and Tony Tavares, our President and Chief Executive Officer, inclusive of any interest (net of any taxes due on such interest, which taxes, if any, shall be paid from the trust account, and amounts disbursed for working capital purposes, and calculated as of two business days prior to the consummation of the proposed business combination), divided by 21,556,300 shares, comprising the number of shares of common stock sold in our initial public offering. Without taking into any account interest earned on the trust account or taxes payable on such interest, the initial per-share conversion price would be $10.00. Because the initial per share conversion price is $10.00 per share (plus any interest net of taxes payable and amounts disbursed for working capital purposes), which may be lower than the market price of the common stock on the date of the conversion, there may be a disincentive on the part of public stockholders to exercise their conversion rights.

If a business combination is approved, stockholders that vote against the business combination and elect to convert their shares of common stock to cash will be entitled to receive their pro-rata portion of the $9,296,154 (approximately $0.43 per share) of deferred underwriting discount held in the trust account.

An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. If a stockholder wishes to exercise his conversion rights, he must vote against the proposed business combination and, at the same time, demand that we convert his shares into cash by marking the appropriate space on the proxy card. If the proposed business combination is not consummated then a stockholder’s shares will not be converted into cash, even if such stockholder elected to convert. If, notwithstanding a stockholder’s vote, the proposed business combination is consummated, then each share held by such public stockholder shall, automatically and without any further action on the part of such public stockholder, simultaneously with the consummation of such initial business combination, be converted into the right to receive such pro rata share of the trust account in respect of each such share, including any interest earned thereon as of the date which is two business days prior to the proposed consummation of the business combination. Effective upon the consummation of such initial business combination, each such share shall be canceled and cease to exist and such public stockholder shall thereafter cease to have any rights with respect to such shares, except the right to receive such pro rata share of the trust account in respect of each of such shares converted. A stockholder will only be entitled to receive cash for these shares if he continues to hold these shares through the closing date of the proposed business combination and then tenders his stock certificate to us.

We shall, upon tender to us of the certificate or certificates representing shares which have been converted, accompanied by a letter of transmittal in the form provided by us, duly completed and signed by the public stockholder holding such shares, and compliance with such other procedures as we may reasonably establish, pay or cause the trust account to pay in accordance with the instructions in such letter of transmittal, the aggregate pro rata share of the trust account payable in respect of the shares so tendered and covered by such letter of transmittal (after giving effect to any required tax withholdings) to the person to whom payment thereof is directed in such letter of transmittal. However, we cannot assure you that such payment will be made in a timely manner. If payment is to be made to a person other than the registered holder under the certificates so tendered, we will only make such payment if the certificates so tendered shall be properly endorsed, or be accompanied by a properly endorsed stock transfer power, and otherwise in proper form to effect such transfer and that the person directing such payment shall:

•	pay any transfer or other taxes required by reason of payment to a person other than the registered holder under the certificate so tendered; or

•	establish to our satisfaction that such taxes have been paid or are not applicable.

If any certificate representing issued and outstanding shares shall have been lost, stolen or destroyed, we shall only make such payment if the person claiming such certificate to be lost, stolen or destroyed shall have delivered to us a duly executed and completed affidavit, in such form as shall have been reasonably prescribed by us, as to that fact and a bond in such sum as we may reasonably prescribe to protect us against any claim that may be made against us with respect to the certificate alleged to have been lost, stolen or destroyed.

We intend to distribute the funds to stockholders who elect conversion promptly after consummation of our initial business combination. However, public stockholders eligible to convert their shares who fail to comply with the procedures above will face delays in receiving their pro rata share of the funds held in the trust account as no such funds will be distributed to such stockholders until they tender their shares in accordance with these procedures. Delays may also be caused by our inability to liquidate the funds held in the trust account in a timely manner. No interest shall accrue or be payable on such pro rata share of the trust account in respect of such shares for any period after the close of business on the second business day prior to the consummation of such initial business combination. If a stockholder converts his shares of common stock, he will still have the right to exercise the warrants received as part of the units purchased in the offering in accordance with the terms hereof.

At any time beginning 180 days after the consummation of the initial business combination, we may cause the trust account to pay over to us any portion of the trust account then remaining in respect of shares so converted. After such payment, public stockholders holding shares so converted shall be entitled to look solely to us (subject to abandoned property, escheat and other similar laws) as general creditors thereof with respect to the pro rata share of the trust account payable in respect of such shares.

Liquidation if no business combination

Our amended and restated certificate of incorporation provides that we will continue in existence only until January 17, 2010. This provision may not be amended except in connection with the consummation of a business combination. If we have not completed a business combination by such date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by

Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our board of directors and stockholders to formally vote to approve our dissolution and liquidation and to have filed a certificate of dissolution with the Delaware Secretary of State). We view this provision terminating our corporate existence on January 17, 2010 as an obligation to our stockholders and that investors will make an investment decision, relying, at least in part, on this provision. Thus, without the affirmative vote cast at a meeting of stockholders of at least 95% of the common stock issued in our initial public offering, we will not take any action to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of a business combination.

A liquidation after our existence terminates by operation of law would occur in the event that a business combination is not consummated within 24 months of the completion of the offering. In the event we liquidate after termination of our existence by operation of law on January 17, 2010, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution.

Our founding stockholders have waived their rights to participate in any distribution with respect to shares of common stock owned by each of them immediately prior to our initial public offering upon our liquidation prior to a business combination, including the common stock underlying the founder warrants. There will be no distribution with respect to our warrants which will expire worthless. We expect that all costs associated with the implementation and completion of our liquidation will be funded by any remaining net assets outside of the trust fund, although we cannot assure you that there will be sufficient funds for such purpose. If such funds are insufficient, Medallion has agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $50,000 in the case of a liquidation after our termination of existence by operation of law on January 17, 2010 and have agreed not to seek repayment for such expenses.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $10.00 (of which approximately $0.43 per share is attributable to the underwriters’ discount). There can be no assurance that any converting stockholder will receive equal to or more than his, her or its full invested amount. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share liquidation price will not be less than $10.00, plus interest (net of taxes payable and amounts disbursed for working capital purposes, which taxes, if any, shall be paid from the trust account), due to claims of creditors. Although we will seek to have all vendors, service providers, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Medallion has agreed, pursuant to an agreement with us that, if we liquidate prior to the consummation of a business combination, it will be liable only if a vendor, service provider, provider of financing, prospective target business or other entity does not provide a valid and enforceable waiver to any rights or claims to the trust account to pay debts and obligations to creditors. Additionally, the underwriters have agreed to forfeit any rights or claims against the proceeds held in the trust account which includes a portion of their underwriters’ discount. Based on publicly available information and other information we have obtained from Medallion, we currently believe that it is of substantial means and capable of funding a shortfall in our trust account even though we have not asked it to reserve for such an eventuality. We cannot make assurances, however, that Medallion would be able to satisfy those obligations.

We will seek to reduce the possibility that Medallion will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, providers of financing and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. We also will have access to up to approximately $2,651,317 (comprised of approximately $401,317 available outside of the trust account from the proceeds of our initial public offering and up to $2,250,000 interest income, net of taxes payable on all interest income earned on the trust account, which we may seek to withdraw from the trust account for working capital purposes) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation after the termination of our existence by operation of law on January 17, 2010, currently estimated at up to $50,000). The indemnification provisions are set forth in the insider letter, dated as of January 3, 2008, executed by Medallion. The insider letter specifically sets forth that in the event we obtain a valid and enforceable waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our stockholders from a vendor, service provider, provider of financing, prospective target business or other entity, the indemnification from Medallion will not be available. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for claims made by creditors.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, if we do not effect a business combination by January 17, 2010, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after such time period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them and any liability of our stockholders may extend well beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to our distributing the funds in the trust account to our public stockholders. We have not assumed that we will have to provide for payment on any claims that may potentially be brought against us within the subsequent 10 years due to the speculative nature of such an assumption. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses or from whom we borrow money. As described above, pursuant to the obligation contained in our underwriting agreement entered into in connection with our initial public offering we will seek to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. Nevertheless, as a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust is remote. Medallion has, however, agreed to indemnify us against claims from such vendors, service providers, providers of financing, prospective target businesses or other entities that have not executed waivers or that have executed waivers that are held to be invalid or unenforceable. Medallion’s indemnification obligation does not extend to any other third-party claims that are not for money owed by us for services or financing provided or contracted for, such as tort claims. We believe that our board of directors would be obligated to pursue a potential claim for reimbursement from Medallion pursuant to the terms of its agreement with us if it would be in the best interest of our stockholders to pursue such a claim. Such a decision would be made by a majority of our disinterested directors based on the facts and circumstances at that time. Further, Medallion is liable only to the extent necessary to ensure that the amounts in the trust fund are not reduced.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $10.00 per share. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after the termination of our corporate existence, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if they elect to convert their respective shares of common stock into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. Voting against the business combination alone will not result in conversion of a stockholder’s shares of common stock into a pro rata share of the trust account. Such stockholder must have also exercised its conversion rights described above.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies and other entities, domestic and international, competing for the type of businesses that we may intend to acquire. We may also experience competition from other yet unformed blank check companies or other entities seeking to consummate a business combination with a business in the sports, leisure or entertainment industries. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of businesses in the sports, leisure and entertainment industries. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete with respect to large acquisitions will be limited by our available financial resources, giving a competitive advantage to other acquirers with greater resources.

Our competitors may adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, the number of entities and the amount of funds competing for suitable investment properties, assets and entities may increase, resulting in increased demand and increased prices paid for such investments. If we pay higher prices for a target business, our profitability may decrease and we may experience a lower return on our investments. Increased competition may also preclude us from acquiring those properties, assets and entities that would generate the most attractive returns to us.

Further, the following may not be viewed favorably by certain target acquisitions:

•

our obligation to seek stockholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination;

•

the requirement to acquire assets or an operating business that has a fair market value equal to at least 80% of our net assets held in trust (net of taxes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of the acquisition could require us to acquire several assets or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination; and

•	our outstanding warrants, and the potential future dilution they represent, may not be viewed favorably by certain target businesses.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target acquisition. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have three executive officers: our President and Chief Executive Officer, Tony Tavares, our Chief Financial Officer, Larry D. Hall and our Vice Chairman and Secretary, Andrew M. Murstein. Our Chief Executive Officer, Tony Tavares, is an employee of ProEminent Sports, LLC. Pursuant to a consulting agreement between ProEminent Sports, LLC and Medallion Financial Corp., Mr. Tavares acts as a consultant to Medallion Financial Corp. for sports related investments and, included within the scope of his duties is his service to us. Pursuant to the consulting agreement, Mr. Tavares has, among other things, agreed to serve as our Chief Executive Officer, help us identify a target business in the sports, entertainment and leisure industries, perform due diligence on the proposed target and negotiate and consummate a business combination with such a target business. Our advisors, Robert Caporale and Randel E. Vataha, are Chairman and President,

respectively, and each own 50% of, the membership interests of Game Plan LLC. Medallion Financial Corp. is party to an agreement with Game Plan LLC pursuant to which Game Plan LLC provides certain consulting services to Medallion and to us, including advising us in identifying a target business in the sports, entertainment and leisure industries. Mr. Caporale and Mr. Vataha have agreed to help us identify a target business in the sports, entertainment and leisure industries, perform due diligence on the proposed target and negotiate and consummate a business combination with such a target business. The fees paid by Medallion pursuant to the consulting agreements are solely borne by Medallion and will not be reimbursed by us. We may separately engage Game Plan LLC in the future to provide consulting services to us in connection with identifying a target business in the sports, entertainment and leisure industries and consummating a business combination with such a target business. The services to be rendered and the fees to be paid to Game Plan under any future engagement will be the subject of negotiation between the parties prior to such engagement and approved by a majority of our directors who are disinterested in such engagement. Our Vice Chairman and Secretary, Andrew M. Murstein, also serves as the President and member of the Board of Directors of Medallion Financial Corp. Our Chief Financial Officer, Larry D. Hall, also serves as the Chief Financial Officer of Medallion Financial Corp. We anticipate that we will have access to the services of other personnel on an as needed basis, although there can be no assurances that any such personnel will be able to devote sufficient time, effort or attention to us when we need it. None of our officers nor any of these other personnel, all of whom we will be dependent upon prior to effecting a business combination, have entered into employment agreements with us and none are obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether we are in the process of (i) seeking a potential target acquisition, or (ii) performing due diligence on one or more target acquisitions or (iii) completing the business combination for a selected target acquisition. Our officers may spend more time than others, or no time at all, on the various phases of the acquisition process depending on their competing time requirements apart from our business and their particular areas of expertise. We do not intend to have any full time employees prior to the consummation of a business combination.

U.S. Federal Income Tax Considerations

The following is a general discussion of the material United States federal income tax consequences of the acquisition, ownership, and disposition of our units, common stock, and warrants, which we refer to collectively as our securities. This discussion assumes that holders will hold our securities as capital assets within the meaning of the Internal Revenue Code of 1986, as amended, or the Code. This discussion does not address all aspects of United States federal taxation that may be relevant to a particular investor in light of the investor’s individual investment or tax circumstances. In addition, this discussion does not address (a) state, local or non-U.S. tax consequences, (b) the special tax rules that may apply to certain investors, including without limitation, banks, insurance companies, financial institutions, broker-dealers, taxpayers who have elected mark-to-market accounting, taxpayers that are subject to the alternative minimum tax, tax-exempt entities, regulated investment companies, real estate investment trusts or taxpayers whose functional currency is not the U.S. dollar, or (c) the special tax rules that may apply to an investor that acquires, holds, or disposes of our securities as part of a straddle, hedge, constructive sale, or conversion transaction or other integrated investment.

This discussion is based on current Federal income tax laws as in effect on the date hereof, which are subject to differing interpretations or change, possibly with retroactive effect. We have not sought, and will not seek, any ruling from the Internal Revenue Service (“IRS”) or any opinion of counsel with respect to the tax consequences discussed herein, and there can be no assurance that the IRS will not take a position contrary to the tax consequences discussed below or that any position taken by the IRS would not be sustained.

The tax treatment of a partnership and each partner thereof will generally depend upon the status and activities of the partnership and such partner. A holder that is treated as a partnership for U.S. federal income tax purposes should consult its own tax advisor regarding the U.S. federal income tax considerations applicable to it and its partners of the purchase, ownership and disposition of our units, common stock and warrants.

This discussion is only a summary of the material United States federal income tax consequences of the acquisition, ownership and disposition of our securities. Investors are urged to consult their own tax advisors with respect to the particular tax consequences to them of the acquisition, ownership and disposition of our securities, including the effect of any federal tax laws other than income tax laws, any state, local, or non-U.S. tax laws and any applicable tax treaty.

As used in this discussion, the term “U.S. person” means a person that is, for United States federal income tax purposes (i) an individual citizen or resident of the United States, (ii) a corporation (or other entity treated as a corporation for United States federal income tax purposes) created or organized in the United States or under the laws of the United States, any state thereof, or the District of Columbia, (iii) an estate the income of which is subject to United States federal income taxation regardless of its source, or (iv) a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (B) it has in effect a valid election to be treated as a U.S. person. As used herein, the term “U.S. holder” means a beneficial owner of our securities that is a U.S. person and the term “non-U.S. holder” means a beneficial owner of our securities (other than a partnership or other entity treated as a partnership or as a disregarded entity for U.S. federal income tax purposes) that is not a U.S. person.

General

There is no authority addressing the treatment, for United States federal income tax purposes, of securities with terms substantially similar to the units, and, therefore, such treatment is not entirely clear. Each unit should be treated for United States federal income tax purposes as an investment unit consisting of one share of our common stock and a warrant to acquire one share of our common stock. For purposes of determining the tax basis for each such share and warrant, each holder of a unit must allocate the purchase price paid by such holder for such unit between the share of common stock and the warrant based on their respective relative fair market values.

Our view of the characterization of the units described above and a holder’s purchase price allocation are not, however, binding on the IRS or the courts. Because there are no authorities that directly address instruments that are similar to the units, no assurance can be given that the IRS or the courts will agree with the characterization described above or the discussion below. Accordingly, prospective investors are urged to consult their own tax advisors regarding the United States federal tax consequences of an investment in a unit (including alternative characterizations of a unit) and with respect to any tax consequences arising under the laws of any state, local or non-U.S. taxing jurisdiction. Unless otherwise stated, the following discussion is based on the assumption that the characterization of the units and the allocation described above are accepted for United States federal tax purposes.

Tax Consequences of an Investment in our Common Stock

Dividends and Distributions. If we pay cash distributions to holders of shares of our common stock, such distributions generally will constitute dividends for United States federal income tax purposes to the extent paid from our current or accumulated earnings and profits, as determined under United States federal income tax principles. Distributions in excess of current and accumulated earnings and profits will constitute a return of capital that will be applied against and reduce (but not below zero) the holder’s adjusted tax basis in our common stock. Any remaining excess will be treated as gain realized on the sale or other disposition of the common stock and will be treated as described under “—Gain or Loss on Sale, Exchange or Other Taxable Disposition of Common Stock” below.

Any dividends we pay to a U.S. holder that is a taxable corporation generally will qualify for the dividends-received deduction if the requisite holding period is satisfied. Subject to certain limitations including a holding period requirement, dividends received by a non-corporate U.S. holder generally will be subject to tax at the maximum tax rate accorded to capital gains for taxable years beginning on or before December 31, 2010. It is unclear whether the conversion rights with respect to the common stock that are described under “Proposed Business—Effecting a Business Combination—Conversion Rights” will affect a U.S. holder’s ability to satisfy the holding period requirements for the dividends-received deduction or the preferential capital gain tax rate on dividend income with respect to the time period prior to the approval of an initial business combination. However, we do not expect to pay any dividends during such time.

Dividends paid to a non-U.S. holder that are not effectively connected with the non-U.S. holder’s conduct of a trade or business in the United States generally will be subject to withholding of United States federal income tax at the rate of 30% or such lower rate as may be specified by an applicable income tax treaty. A non-U.S. holder who wishes to claim the benefit of an applicable income tax treaty withholding rate and avoid backup withholding, as discussed below, for dividends will be required to (a) complete IRS Form W-8BEN (or other applicable form) and certify under penalties of perjury that such holder is not a United States person as defined under the Code and is eligible for the benefits of the applicable income tax treaty or (b) if our common stock is held through certain foreign intermediaries, satisfy the relevant certification requirements of applicable Treasury Regulations. These forms must be periodically updated. Non-U.S. holders should consult their tax advisors regarding their entitlement to benefits under an applicable income tax treaty and the manner of claiming the benefits of such treaty (including, without limitation, the need to obtain a United States taxpayer identification number).

Dividends that are effectively connected with a non-U.S. holder’s conduct of a trade or business in the United States and, if provided in an applicable income tax treaty, that are attributable to a permanent establishment or fixed base maintained by the non-U.S. holder in the United States, are subject to United States federal income tax on a net income basis at generally applicable United States federal income tax rates and are not subject to the United States withholding tax, provided that the non-U.S. holder establishes an exemption from such withholding by complying with certain certification and disclosure requirements. Any effectively connected dividends or dividends attributable to a permanent establishment received by a non-U.S. holder that is treated as a foreign corporation for United States federal income tax purposes may be subject to an additional “branch profits tax” at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty.

A non-U.S. holder eligible for a reduced rate of United States withholding tax pursuant to an income tax treaty may obtain a refund of any excess amounts withheld by timely filing an appropriate claim for refund with the IRS.

Gain or Loss on Sale, Exchange or Other Taxable Disposition of Common Stock. In general, a U.S. holder must treat any gain or loss recognized upon a sale, exchange, or other taxable disposition of a share of our common stock (including a liquidation in the event we do not consummate a business combination within the required time period) as capital gain or loss. Any such capital gain or loss will be long-term capital gain or loss if the U.S. holder’s holding period for the disposed of common stock exceeds one year. In general, a U.S. holder will recognize gain or loss in an amount equal to the difference between the sum of the amount of cash and the fair market value of any property received in such disposition (or, if the common stock is held as part of a unit at the time of disposition of the unit, the portion of the amount realized on such disposition that is allocated to the common stock based upon the then fair market value of such common stock) and the U.S. holder’s adjusted tax basis in the share of common stock. The deduction of capital losses is subject to limitations.

Any gain realized by a non-U.S. holder upon the sale, exchange, or other taxable disposition of our common stock (whether or not held as part of a unit at the time of the sale, exchange, or other taxable disposition) generally will not be subject to United States federal income tax unless: (i) the gain is effectively connected with a trade or business of the non-U.S. holder in the United States (and, if required by an applicable income tax treaty, is attributable to a United States permanent establishment or fixed base of the non-U.S. holder), (ii) the non-U.S. holder is an individual who is present in the United States for 183 days or more in the taxable year of that disposition, and certain other conditions are met, or (iii) we are or have been a “United States real property holding corporation” for United States federal income tax purposes at any time during the shorter of the five-year period ending on the date of disposition or the period that the non-U.S. holder held the common stock, and, in the case where the shares of our common stock are regularly traded on an established securities market, the non-U.S. holder owns, or is treated as owning, more than five percent of our common stock.

Net gain realized by a non-U.S. holder described in clause (i) of the preceding sentence will be subject to tax at generally applicable United States federal income tax rates. Any gain of a foreign corporation non-U.S. holder described in clause (i) of the preceding sentence may also be subject to an additional “branch profits tax” at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty. Gain realized by an individual non-U.S. holder described in clause (ii) of such sentence will be subject to a flat 30 percent tax, which may be offset by United States source capital losses, even though the individual is not considered a resident of the United States.

We currently are not a “United States real property holding corporation.” Moreover, we cannot yet determine whether we will be a “United States real property holding corporation” for United States federal income tax purposes, and will be unable to do so until we effect a business combination. A corporation is a “United States real property holding corporation” if the fair market value of its United States real property interests equals or exceeds 50% of the sum of the fair market value of its worldwide real property interests plus its other assets used or held for use in a trade or business.

Conversion of Common Stock. In the event that a holder converts common stock into a right to receive cash pursuant to the exercise of a conversion right, the transaction will be treated for United States federal income tax purposes as a redemption of the common stock. If the conversion qualifies as a sale of common stock by a holder under Section 302 of the Code, the holder will be treated as described under “—Gain or Loss on Sale, Exchange or Other Taxable Disposition of Common Stock” above. If the conversion does not qualify as a sale of common stock under Section 302, a holder will be treated as receiving a corporate distribution with the tax consequences described under—”Dividends and Distributions” above. Whether the conversion qualifies for sale treatment will depend largely on the total number of shares of our common stock treated as held by the holder (including any common stock constructively owned by the holder as a result of, among other things, owning warrants). The conversion of common stock generally will be treated as a sale or exchange of the common stock (rather than as a corporate distribution) if the receipt of cash upon the conversion (1) is “substantially disproportionate” with respect to the holder, (2) results in a “complete termination” of the holder’s interest in us or (3) is “not essentially equivalent to a dividend” with respect to the holder. These tests are explained more fully below.

In determining whether any of the foregoing tests are satisfied, a holder takes into account not only stock actually owned by the holder, but also shares of our stock that are constructively owned by it. A holder may constructively own, in addition to stock owned directly, stock owned by certain related individuals and entities in which the holder has an interest or that have an interest in such holder, as well as any stock the holder has a right to acquire by exercise of an option, which would generally include common stock which could be acquired pursuant to the exercise of the warrants. In order to meet the substantially disproportionate test, the percentage of our outstanding stock actually and constructively owned by the holder immediately following the conversion of common stock must, among other requirements, be less than 80 percent of the percentage of our outstanding stock actually and constructively owned by the holder immediately before the conversion.

There will be a complete termination of a holder’s interest if all of the shares of our stock actually and constructively owned by the holder are converted. The conversion of the common stock will be “not essentially equivalent to a dividend” if a holder’s conversion results in a “meaningful reduction” of the holder’s proportionate interest in us. Whether the conversion will result in a meaningful reduction in a holder’s proportionate interest will depend on the particular facts and circumstances. However, the IRS has indicated in a published ruling that even a small reduction in the proportionate interest of a small minority stockholder in a publicly held corporation who exercises no control over corporate affairs may constitute such a “meaningful reduction.” A holder should consult with its own tax advisors in order to determine the appropriate tax treatment to it of exercising a conversion right.

If none of the foregoing tests is satisfied, then the conversion will be treated as a corporate distribution and the tax effects will be as described above under “—Dividends and Distributions.” After the application of those rules, any remaining tax basis of the holder in the converted common stock will be added to the holder’s adjusted tax basis in his remaining stock, or, if it has none, to the holder’s adjusted tax basis in its warrants or possibly to the adjusted basis of stock held by related persons whose stock is constructively owned by the holder.

Tax Consequences of an Investment in the Warrants

Exercise of a Warrant. Except as discussed below with respect to the cashless exercise of a warrant, upon its exercise of a warrant, a holder will not be required to recognize taxable gain or loss with respect to the warrant. The holder’s tax basis in the share of our common stock received by such holder will be an amount equal to the sum of the holder’s initial investment in the warrant and the exercise price. The holder’s holding period for the share of our common stock received upon exercise of the warrant should begin on the date following the date of exercise of the warrant and will not include the period during which the holder held the warrant.

The tax consequences of a cashless exercise of a warrant are not clear under current tax law. A cashless exercise may be tax-free, either because the exercise is not a gain recognition event or because the exercise is treated as a recapitalization for United States federal income tax purposes. In either tax-free situation, a holder’s basis in the common stock received would equal the holder’s aggregate basis in the warrants used to effect the cashless exercise. Holders should consult their tax advisors regarding the consequences of a cashless exercise of the warrants.

If the cashless exercise were treated as not being a gain recognition event, the holder’s holding period in the common stock would be treated as commencing on the date following the date of exercise of the warrant. If the cashless exercise were treated as a recapitalization, the holding period of the common stock would include the holding period of the warrant.

It is also possible that a cashless exercise could be treated as a taxable exchange in which gain or loss would be recognized. In such event, a holder could be deemed to have surrendered a number of warrants with a fair market value equal to the exercise price for the number of warrants deemed exercised (i.e., the number of warrants equal to the number of common shares issued pursuant to the cashless exercise of the warrants). The holder would recognize capital gain or loss in an amount equal to the difference between the fair market value of the warrants deemed surrendered to pay the exercise price and the holder’s tax basis in such warrants deemed surrendered. In this case, a holder’s tax basis in the common stock received would equal the sum of the fair market value of the warrants deemed surrendered to pay the exercise price and the holder’s tax basis in the warrants deemed exercised. A holder’s holding period for the common stock would commence on the date following the date of exercise of the warrant.

Sale, Exchange, Call, or Expiration of a Warrant. Upon a sale, exchange (other than by exercise), call, expiration, or other taxable disposition of a warrant, a U.S. holder will be required to recognize gain or loss in an amount equal to the difference between (i) the amount , if any, realized upon such disposition (or, if the warrant is held as part of a unit at the time of the disposition of the unit, the portion of the amount realized on such disposition that is allocated to the warrant based on the then fair market value of the warrant) and the U.S. holder’s tax basis in the warrant. Such gain or loss will generally be treated as long-term capital gain or loss if the warrant was held by the U.S. holder for more than one year at the time of such disposition. The deductibility of capital losses is subject to certain limitations.

The federal income tax treatment of a non-U.S. holder’s gain recognized on a sale, exchange, or redemption of a warrant will generally correspond to the federal income tax treatment of a non-U.S. holder’s gain recognized on a taxable disposition of our common stock, as described under “—Gain or Loss on Sale, Exchange or Other Taxable Disposition of Common Stock” above.

Information Reporting and Backup Withholding

Information returns will be filed with the IRS in connection with payments of dividends and the proceeds from a sale or other disposition of securities. U.S. holders must provide appropriate certification to avoid U.S. federal backup withholding.

If you are a non-U.S. holder, you may have to comply with certification procedures to establish that you are not a U.S. person in order to avoid information reporting and backup withholding tax requirements. The certification procedures required to claim a reduced rate of withholding under a treaty will satisfy the certification requirements necessary to avoid the backup withholding tax as well.

The amount of any backup withholding from a payment to you will be allowed as a credit against your U.S. federal income tax liability and may entitle you to a refund, provided that the required information is furnished to the IRS in a timely manner.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We are a development stage company with no operating history and, accordingly, there is no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date other than organizational activities. Since we have had very limited operations since our initial public offering, other relating principally to commencement of our search for a business combination, you have an extremely limited basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses in the sports, leisure or entertainment industries. We will not generate any significant revenues or income until, at the earliest, after the consummation of a business combination.

We will liquidate if we do not consummate a business combination.

Pursuant to our amended and restated certificate of incorporation, we have until January 17, 2010 to complete a business combination. If we fail to consummate a business combination within the required time frame, our corporate existence will, in accordance with our amended and restated certificate of incorporation, cease except for the purposes of winding up our affairs and liquidating. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination. We do not have any specific business combination under consideration. We view this obligation to liquidate as an obligation to our stockholders and that investors will make an investment decision, relying, at least in part, on this provision. Thus, without the affirmative vote cast at a meeting of stockholders of at least 95% of the common stock issued in our initial public offering, neither we nor our board of directors will take any action to amend or waive any provision of our amended and restated certificate of incorporation to allow us to survive for a longer period of time. In addition, we will not support, directly or indirectly, or in any way endorse or recommend, that stockholders approve an amendment or modification to such provision if it does not appear we will be able to consummate a business combination within the foregoing time periods. Our founding stockholders have waived their rights to participate in any liquidation distribution with respect to the shares of common stock owned by each of them prior to our initial public offering or acquired in the private placement, including the shares of common stock underlying the founder warrants. There will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of liquidation, which we currently estimate to be up to $50,000, from our remaining assets outside of the trust account. In addition, Medallion Financial Corp. has agreed to indemnify us for all claims of any vendors, service providers, providers of financing or other entities that are owed money by us for services or financing provided or contracted for, or products sold to us or the claims of any target businesses to the extent that we fail to obtain valid and enforceable waivers from such vendors, service providers, prospective target business, providers of financing or other entities in order to protect the amounts held in trust.

There are no assurances that certain provisions of our amended and restated certificate of incorporation will not be amended other than in connection with the consummation of a business combination.

We believe that a vote to amend or waive any provision of our amended and restated certificate of incorporation would likely take place only to allow additional time to consummate a pending business combination. We view these provisions to be obligations to our stockholders and we believe that investors will make an investment decision relying, at least in part, on these provisions. Although we are contractually obligated not to amend or waive these provisions pursuant to the underwriting agreement that we will enter into with the underwriters in connection with our initial public offering, we cannot assure you that other provisions of our amended and restated certificate of incorporation will not be amended or waived by the affirmative vote cast at a meeting of stockholders of at least 95% of the common stock issued in our initial public offering. Such an amendment or waiver may result in changes to other provisions to which we do not intend to propose any amendment and that we view as obligations to our stockholders, and in reliance upon which we believe that investors will make an investment decision, including the requirement that a target business have a fair market value of at least 80% of our net assets held in trust (net of taxes and other than the portion representing our underwriters’ deferred discount) at the time of such acquisition, the conversion rights of public stockholders or the requirement that a business combination may not proceed if 30% or more of public stockholders both vote against a business combination and exercise their conversion rights. If such an amendment or waiver were approved, we would be able to enter into a business combination that is less advantageous for our public stockholders or with which a substantial number of our public stockholders disagree, such as a business combination stockholders opposed to which are not entitled to conversion rights or a business combination with a target business having a fair market value of less than 80% of our net assets held in trust (net of taxes and other than the portion representing our underwriters’ deferred discount) at the time of acquisition.

You will not have any rights or interest in funds from the trust account, except under certain limited circumstances.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if they elect to convert their respective shares of common stock into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind in the trust account.

If we are forced to liquidate before the completion of a business combination and distribute the trust account, our public stockholders may receive significantly less than $10.00 per share and our warrants will expire worthless.

We must complete a business combination with a fair market value of at least 80% of our net assets held in trust (net of taxes and other than the portion representing our underwriters’ deferred discount) at the time of such acquisition by January 17, 2010. If we are unable to complete a business combination within the prescribed time frame and are forced to liquidate the trust account, the per-share liquidation price received by our public stockholders from the trust account will be less than $10.00 because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Upon the liquidation of the trust account, public stockholders will be entitled to receive (unless there are claims not otherwise satisfied by the amount not held in the trust account or the indemnification provided by our executive officers and directors) $10.00 per share plus interest earned on their pro rata portion of the trust account (net of taxes payable and amounts disbursed for working capital purposes), which includes $9,296,154 (approximately $0.43 per unit) of deferred underwriting discounts and commissions and $6,000,000 ($0.30 per unit) of the purchase price of the founder warrants. Medallion has agreed to indemnify us for claims by any vendors, service providers, providers of financing or other entities that are owed money by us for services or financing provided or contracted for, or products sold to us or the claims of any target businesses to the extent we do not obtain valid and enforceable waivers from vendors, service providers, providers of financing, prospective target businesses or other entities, in order to protect the amounts held in the trust account. There will be no contractual limits on our ability to borrow money, including from Medallion or our other stockholders. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for claims made by our creditors. We assume that in the event we liquidate we will not have to adopt a plan to provide for payment of claims that may potentially be brought against us. Should this assumption prove to be incorrect, we may have to adopt such a plan upon our liquidation, which could result in the per-share liquidation amount to our stockholders being significantly less than $10.00 per share. Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate the trust account in the event we do not complete a business combination within the prescribed time period.

If we are unable to consummate a business combination, our public stockholders will be forced to wait until January 17, 2010 before receiving liquidation distributions.

We have until January 17, 2010 in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought conversion of their shares. Only after the expiration of this full time period will public stockholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until such date.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

Subject to there being a current prospectus under the Securities Act of 1933 with respect to the common stock issuable upon exercise of the warrants, we may redeem the warrants issued as a part of our units, including any warrants held by the underwriter, at any time after the warrants become exercisable in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $14.25 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. In addition, we may not redeem the warrants unless the warrants comprising the units sold in our initial public offering and the shares of common stock underlying those warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants. We expect most purchasers of our warrants will hold their securities through one or more intermediaries and consequently you are unlikely to receive notice directly from us that the warrants are being redeemed. If you fail to receive notice of redemption from a third party and your warrants are redeemed for nominal value, you will not have recourse to the Company.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If we call our warrants for redemption after the redemption herein have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” and (y) the fair market value. The “fair market value” shall mean the average reported last sales price of our common stock for the 10 trading days ending on the third trading day prior to the date on which notice of redemption is sent to the holders of the warrants. If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Although we are required to use our best efforts to have an effective registration statement covering the issuance of the shares of common stock underlying the warrants at the time that our warrant holders exercise their warrants, we cannot guarantee that a registration statement will be effective, in which case our warrant holders may not be able to exercise our warrants and therefore the warrants could expire worthless.

Holders of our warrants will be able to exercise the warrants only if (i) a current registration statement under the Securities Act of 1933 relating to the shares of our common stock underlying the warrants is then effective and (ii) such shares of common stock are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have undertaken in the Warrant Agreement, and therefore have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares of common stock underlying the warrants following completion of our initial public offering to the extent required by federal securities laws, and we intend to comply with our undertaking, we cannot assure that we will be able to do so and therefore the warrants could expire worthless. Such expiration would result in each holder paying the full unit purchase price solely for the shares of common stock underlying the unit. In addition, we have agreed to use our reasonable efforts to register the shares of common stock underlying the warrants under the blue sky laws of the states of residence of the existing warrant holders, to the extent an exemption is not available. The value of the warrants may be greatly reduced if a registration statement covering the shares of common stock issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. In no event will the registered holder of a warrant be entitled to receive a net-cash settlement or other consideration in lieu of physical settlement in shares of our common stock if the common stock underlying the warrants is not covered by an effective registration statement. Holders of warrants who reside in jurisdictions in which the shares of common stock underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.

Although historically blank check companies have used a 20% threshold for conversion rights, we allow up to approximately 29.99% of our public stockholders to exercise their conversion rights. This higher threshold will make it easier for us to consummate a business combination with which you may not agree, and you may not receive the full amount of your original investment upon exercise of your conversion rights.

We will consummate the initial business combination only if the following conditions are met: (i) a majority of the outstanding shares of common stock sold in our initial public offering voted by the public stockholders are voted in favor of the business combination, (ii) public stockholders owning 30% or more of the shares of common stock sold in our initial public offering do not vote against the business combination and exercise their conversion rights and (iii) a majority of the shares of common stock then outstanding vote to approve an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence. Our founding stockholders will not have such conversion rights with respect to any shares of common stock owned by them. Historically, blank check companies have had a conversion threshold of 20%, which makes it more difficult for such companies to consummate their initial business combination. Thus, because we permit a larger number of stockholders to exercise their conversion rights, it will be easier for us to consummate an initial business combination with a target business which you may believe is not suitable for us, and you may not receive the full amount of your original investment upon exercise of your conversion rights.

The ability of a larger number of our stockholders to exercise their conversion rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of a business combination, we will offer each public stockholder (but not our founding stockholders with respect to any shares each of them owned prior to the consummation of our initial public offering) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and consummated. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata share of the trust account. We allow up to approximately 29.99% of our public stockholders to exercise their conversion rights, which is greater than the 19.99% limit on the percentage of public stockholders who historically have been allowed to exercise their conversion rights in similarly structured companies. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. Our need to reserve a larger amount of funds, issue more of our stock or obtain greater outside financing than many other similarly structured companies that allow a smaller percentage of public stockholders to exercise their conversion rights may present a competitive disadvantage for us compared with such other similarly structured companies and limit our ability to effectuate the most attractive business combination available to us.

Stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until January 17, 2010. If we have not completed a business combination by such date and amended this provision in connection therewith, pursuant to the Delaware General Corporation Law, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after our corporate existence terminates and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them and any liability of our stockholders may extend well beyond the third anniversary of such date. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us. In the event of our liquidation, we may have to adopt a plan to provide for the payment of claims that may potentially be brought against us, which could result in the per-share liquidation amount to our stockholders being significantly less than $10.00.

Our placing of funds in trust may not protect those funds from third party claims against us.

Third party claims may include contingent or conditional claims and claims of directors and officers entitled to indemnification under our amended and restated certificate of incorporation. We intend to pay any claims, to the extent sufficient to do so, from our funds not held in trust. Although we will seek to have all vendors, service providers and prospective target businesses or other entities with which we execute agreements waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Even if they execute such agreements, they could bring claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims.

Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims that could take priority over the claims of our public stockholders and the per-share liquidation price could be less than the $10.00 per share held in the trust account, plus interest (net of any taxes due on such interest, which taxes, if any, shall be paid from the trust account), due to claims of such creditors. If we are unable to complete a business combination and liquidate the company, Medallion will be liable if we did not obtain a valid and enforceable waiver from any vendor, service provider, provider of financing, prospective target business or other entity of any rights or claims to the trust account, to the extent necessary to ensure that such claims do not reduce the amount in the trust account. We cannot assure you that Medallion will be able to satisfy those obligations. The indemnification provisions are set forth in a letter executed by Medallion. The letter specifically sets forth that in the event we obtain a valid and enforceable waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our stockholders from a vendor, service provider, provider of financing, prospective target business or other entity, the indemnification from Medallion will not be available.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.

In certain circumstances, our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing itself and our company to claims of punitive damages.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after the termination of our existence by operation of law, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

If the net proceeds of our initial public offering not being placed in trust together with interest earned on the trust account available to us are insufficient to allow us to operate until January 17, 2010, we may not be able to complete a business combination.

We currently believe that, upon consummation of our initial public offering, the funds available to us outside of the trust account together with up to $2,250,000 of net interest income earned on the trust account that may be released to us will be sufficient to allow us to operate until January 17, 2010, assuming that a business combination is not consummated during that time. Based upon the experience of the members of our board and consultation with them regarding a reasonable budget for consummating a transaction of this kind and nature, and a review of budgets publicly disclosed by blank-check companies, we determined that this was an appropriate approximation of the expenses. If costs are higher than expected we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, any potential target acquisitions. In such event, we would need to obtain additional funds from our founding stockholders or another source to continue operating. The approximately $401,317 not held in the trust account and up to $2,250,000 of net interest income earned on the trust account will be reserved for working capital purposes. We could use a portion of these funds to pay due diligence costs in connection with a potential business combination or to pay fees to consultants to assist us with our search for a target acquisition. We could also use a portion of these funds as a down payment, “reverse break-up fee” (a provision in a merger agreement designed to compensate the target for any breach by the buyer which results in a failure to close the transaction), or to fund a “no-shop” provision (a provision in letters of intent designed to keep target acquisitions from “shopping” around for transactions with others on terms more favorable to such target acquisitions) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into such a letter of intent where we paid for the right to receive exclusivity from a target acquisition and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise) or if we agree to a reverse break-up fee and subsequently were required to pay such fee as a result of our breach of the acquisition agreement, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to any other potential target acquisitions. In such event, we would need to obtain additional funds from our founding stockholders or another source to continue operations. We are contractually limited in our ability to issue equity securities prior to the consummation of a business combination. Although we are not contractually limited from borrowing money, we may be unable to borrow money on terms which are favorable to us, if at all.

Our current officers and directors may resign upon consummation of a business combination.

Upon consummation of a business combination, the role of our founding officers and directors in the target business cannot presently be fully ascertained. While it is possible that one or more of our founding officers and directors will remain in senior management or as directors following a business combination, we may employ other personnel following the business combination. If we acquire a target business in an all cash transaction, it would be more likely that our founding officers and our directors would remain with us if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company were to control the combined company, following a business combination, it may be less likely that our founding officers or directors would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment agreement or other arrangement.

Negotiated retention of officers, directors and advisors after a business combination may create a conflict of interest.

If, as a condition to a potential business combination, our founding officers, directors and advisors negotiate to be retained after the consummation of the business combination, such negotiations may result in a conflict of interest. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target acquisition, the ability of such individuals to remain with us after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. In making the determination as to whether current management should remain with us following the business combination, we will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that our founding officers, directors and advisors remain if it is believed that it is in the best interests of the combined company after the consummation of the business combination. Although we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

There may be tax consequences associated with our acquisition, holding and disposition of target companies and assets.

We may incur significant taxes in connection with effecting acquisitions; holding, receiving payments from, and operating target companies and assets; and disposing of target companies and assets.

Because any target business with which we attempt to complete a business combination may be required to provide our stockholders with financial statements prepared in accordance with and reconciled to United States generally accepted accounting principles, the pool of prospective target businesses may be limited.

In accordance with the requirements of United States federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business may be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with U.S. generally accepted auditing standards. Although we would attempt to provide such audited or unaudited historical financial statement if required by applicable law or regulations, such historical financial statements are often not required, and, therefore, stockholders voting on a proposed transaction would not have the benefit of financial statements of past operations. However, to the extent that a proposed target business does not have, or cannot prepare, financial statements which have been prepared with, or which can be reconciled to, U.S. GAAP, such as if we acquire certain assets, and audited in accordance with U.S. generally accepted auditing standards and such audited or unaudited financial statements are required by applicable law or regulations, we will not be able to acquire that proposed target business. These financial statement requirements may limit the pool of potential target businesses.

Because of our limited resources and the significant competition for business combination opportunities, including numerous companies with a business plan similar to ours, it may be more difficult for us to complete a business combination.

Based on publicly available information as of January 11, 2008, approximately 143 similarly structured blank check companies have completed initial public offerings since the beginning of 2004, and numerous others have filed registration statements. Of these 143 similarly structured blank check companies, only 42 have consummated a business combination, while 24 others have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations, but have not yet consummated such business combinations and another 7 will be or have liquidated.

Accordingly, there are approximately 70 blank check companies with approximately $11.2 billion in trust and potentially an additional 66 blank check companies with approximately $13.0 billion in trust that have filed registration statements and are seeking, or will be seeking, to complete business combinations. While some of these companies have specific industries in which they must identify a potential target business, a number of these companies may consummate a business combination in any industry and/or geographic location they choose. As a result, we may be subject to competition from these and other companies seeking to consummate a business combination within any of our target sectors, which, in turn, will result in an increased demand for privately-held companies in these industries. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time period. Further, the fact that only 66 of such companies have either consummated a business combination or entered into a definitive agreement for a business combination may indicate that there are fewer attractive target businesses available to such entities or that many privately-held target businesses are not inclined to enter into these types of transactions with publicly-held blank check companies like ours.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies, and other entities, domestic and international, competing for the type of businesses that we may intend to acquire. Many of these individuals and entities are well established, have capital available to them and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of sports-related properties, assets and entities. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous target acquisitions that we could potentially acquire with the net proceeds of our initial public offering, our ability to compete with respect to the acquisition of certain target acquisitions that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target acquisitions. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target acquisitions. Also, our obligation to convert into cash the shares of common stock in certain instances may reduce the resources available for a business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We cannot assure you we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you we will be able to effectuate a business combination within the prescribed time period. If we are unable to consummate a business combination within the prescribed time period, we will be forced to liquidate.

You are not entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with an unidentified target acquisition, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K with the SEC including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, stockholders are not afforded the benefits or protections of those rules, such as entitlement to all the interest earned on the funds deposited in the trust account. Because we are not subject to these rules, including Rule 419, our units are immediately tradable and we have a longer period of time to complete a business combination in certain circumstances than we would if we were subject to such rule.

Since we have not yet selected any target acquisition with which to complete a business combination, we are unable to currently ascertain the merits or risks of the business’ operations and investors will be relying on management’s ability to source business transactions.

Because we have not yet identified a prospective target acquisition, investors currently have no basis to evaluate the possible merits or risks of the target acquisition. Although our management will evaluate the risks inherent in a particular target acquisition, we cannot assure you that they will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a target acquisition. Except for the limitation that a target acquisition have a fair market value of at least 80% of our net assets held in the time of the acquisition, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management’s ability to source business transactions, evaluate their merits, conduct or monitor diligence and conduct negotiations.

If we were to structure our business combination as an asset acquisition, it is possible that proxy materials provided to our stockholders would not include historical financial statements and, accordingly, investors will not have historical financial statements on which to rely in making their decision whether to vote for the acquisition.

Although we would provide such audited or unaudited historical financial statements if required by applicable law or regulations, such historical financial statements are often not required, and, therefore, stockholders voting on a proposed transaction would not have the benefit of financial statements of past operations. We are unable to predict the facts and circumstances surrounding any possible future asset acquisition and, accordingly, cannot provide assurances with respect to the provision of audited historical financial information. If, however, we determined that such audited historical financial information was not required, instead of audited or unaudited historical financial statements, the proxy statement we would send to our stockholders would contain the same information that would typically be provided in the business section of the prospectus for an initial public offering of a start-up company without historical financial statements, such as: (i) historical and prevailing market rates for assets on the basis of type, age and proposed employment; (ii) our expectations of future market trends and proposed strategy for employment of the assets; (iii) our anticipated operational (overhead) expenses; and (iv) the valuation of the assets generally, all of which, in turn, depend on the sector of the sports, leisure or entertainment industry in which we consummate such a business combination. Thus, stockholders would not necessarily be able to rely on historical financial statements when deciding whether to approve a business combination involving the acquisition of assets.

We may issue common shares of stock of our capital stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share. There are 45,498,329 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares of common stock upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no existing commitment to do so, we are likely to issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of our stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to the holders of our common stock;

•

will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

We may issue notes or other debt securities, or otherwise incur substantial debt, which may adversely affect our leverage and financial condition.

Although we have no existing commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete a business combination. The incurrence of debt could result in:

•	default and foreclosure on our assets if our operating cash flow was insufficient to pay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due, if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand;

•

our stockholders receiving less than $10.00 per share from the trust account upon liquidation if such debt is incurred prior to consummation of a business combination and the trust account is subsequently liquidated;

•	covenants that limit our ability to pay dividends on our common stock, to acquire capital assets or make additional acquisitions; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Our investments in any future joint investment could be adversely affected by our lack of sole decision-making authority, our reliance on a partner’s financial condition and disputes between us and our partners.

While we will not structure our initial business combination in such a way that we will be the minority stockholder of a combined company, we may in the future co-invest with third parties through partnerships or joint investment in an acquisition target or other entities. In such circumstances, we may not be in a position to exercise sole decision-making authority regarding a target business, partnership or other entity. Investments in partnerships or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners might become insolvent or fail to fund their share of required capital contributions. Partners may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such partners may also seek similar acquisition targets as us and we may be in competition with them for such acquisition targets. Disputes between us and partners may result in litigation or arbitration that would increase our expenses and distract our officers and/or directors from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners might result in subjecting assets owned by the partnership to additional risk. We may also, in certain circumstances, be liable for the actions of our third-party partners. For example, in the future we may agree to guarantee indebtedness incurred by a partnership or other entity. Such a guarantee may be on a joint and several basis with our partner in which case we may be liable in the event such party defaults on its guaranty obligation. In addition, if we were to partner with other entities to acquire a target acquisition, it may result in us reporting a minority interest held by a third party in such acquisition target on our financial statements, which would result in us only recognizing our ownership percentage of such target’s earnings.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, including our officers, directors and others who may not continue with us following a business combination.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. Our key personnel are also officers, directors, and/or members of other entities, who we anticipate we will have access to on an as needed basis, although there are no assurances that any such personnel will be able to devote either sufficient time, effort or attention to us when we need it. None of our key personnel, including our executive officers have entered into employment or consultant agreements with us. Further, although we presently anticipate that our officers will remain associated in senior management, advisory or other positions with us following a business combination, some or all of the management associated with a target acquisition may also remain in place. As such, our key personnel may not continue to provide services to us after the consummation of a business combination if we are unable to negotiate employment or consulting agreements with them in connection with or subsequent to the business combination, the terms of which would be determined at such time between the respective parties. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target acquisition, the ability of such individuals to remain with us after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination.

We will have only limited ability to evaluate the management of the target business.

While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various operational issues which may adversely affect our operations.

Our officers, directors and advisors will allocate some portion of their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

Our officers, directors and advisors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not intend to have any full time employees prior to the consummation of a business combination. Our executive officers, directors and advisors are currently employed by other entities and are not obligated to devote any specific number of hours to our affairs. If other entities require them to devote more substantial amounts of time to their business and affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our officers, directors, advisors or founding stockholders may have interests in a potential business combination which may raise potential conflicts.

We will not propose any business combination with any potential target business to our stockholders if any of our officers, directors, advisors or founding stockholders is an affiliate of such potential target business, or if such potential target business has received a material investment from any of these individuals or entities. Nevertheless, several of our officers, directors, advisors and founding stockholders are engaged in other business activities and have extensive relationships in the sports, leisure or entertainment industries. Our Chief Executive Officer, Tony Tavares, is the President and Chief Executive Officer of ProEminent Sports, LLC. Pursuant to a consulting agreement between ProEminent Sports, LLC and Medallion Financial Corp., Mr. Tavares acts as a consultant to Medallion for sports related investments and, included within the scope of his duties is his service to us. Pursuant to the consulting agreement, Mr. Tavares has, among other things, agreed to serve as our Chief Executive Officer, review and comment on this prospectus and help define our scope of business. Following consummation of our initial public offering, Mr. Tavares has agreed to help us identify a target business in the sports, entertainment and leisure industries, perform due diligence on the proposed target and negotiate and consummate a business combination with such a target business. Our advisors, Robert Caporale and Randel Vataha, are Chairman and President, respectively, and each own 50% of the membership interests, of Game Plan LLC. Medallion is a party to an agreement with Game Plan LLC pursuant to which Game Plan LLC provides certain consulting services to Medallion and to us, including advising us in identifying a target business in the sports, entertainment and leisure industries. Mr. Caporale and Mr. Vataha have agreed to help us identify a target business in the sports, entertainment and leisure industries, perform due diligence on the proposed target and negotiate and consummate a business combination with such a target business. We may separately engage Game Plan LLC in the future to provide consulting services to us in connection with identifying a target business in the sports, entertainment and leisure industries and consummating a business combination with such a target business. The services to be rendered and the fees to be paid to Game Plan under any future engagement will be the subject of negotiation between the parties prior to such engagement. Our Vice Chairman and Secretary, Andrew M. Murstein, also serves as the President of Medallion Our Chief Financial Officer, Larry D. Hall, also serves as the Chief Financial Officer of Medallion ProEminent Sports, LLC, Medallion, Game Plan LLC, or any of our officers, directors, advisors or founding stockholders may have relationships or have clients who have relationships with a potential target business. Other than the fees under these agreements and under any future agreement with Game Plan LLC into which we may enter and the compensation paid by Medallion to these officers and advisors, in no event will any of our existing officers, directors or stockholders or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render, in order to effectuate the consummation of a business combination. However, such individuals and entities will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target acquisitions and performing due diligence on suitable business combinations. After a business combination, such individuals may be paid consulting, management or other fees from target businesses, with any and all amounts being fully disclosed to stockholders, to the extent known, in the proxy solicitation materials furnished to the stockholders. Any such compensation to be paid to our officers, directors or founding stockholders after a business combination may influence their evaluation of a potential business combination, resulting in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

In the course of their other business activities, our officers, directors, advisors and founding stockholders may also become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicting fiduciary duties in determining to which entity a particular business opportunity should be presented or in determining whether an entity is a suitable business opportunity for us. To minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity that is affiliated with any of our officers, directors, advisors or founding stockholders. However, we cannot assure you that our officers, directors, advisors and founding stockholders will present every attractive potential target business opportunity to us or that the potential target business opportunities that they present to us will be the best potential target business opportunities available.

Medallion’s status as a business development company under the Investment Company Act of 1940 may result in a conflict of interest in determining whether a particular target acquisition structure is appropriate for a business combination.

Medallion has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, Medallion is subject to restrictions on its ability to invest in companies that are not “eligible portfolio companies” under the 1940 Act, and Medallion could face material adverse consequences if it were to violate those restrictions. Medallion believes that it is able to treat its investment in us as an investment in an eligible portfolio company on the basis that it controls us, and, as a result of exercising a controlling influence over our management or policies, has at least one affiliate serving as a member of our board of directors. Under the 1940 Act, control is defined as the power to exercise a controlling influence over our management or policies. Although control does not require ownership of a particular percentage of securities, the 1940 Act contains a rebuttable presumption that a party who owns 25% or more of the voting securities of a company has control of such company. In structuring a business combination, to the extent that Medallion desires to continue to treat its investment in us as an investment in an eligible portfolio company, Medallion’s desire may influence its motivation, and those of its officers and directors who are also our officers and directors, in identifying and selecting a target business and completing a business combination. For example, Medallion may desire to retain one or more board seats or to own a minimum percentage interest in us. If a transaction structure required us to issue additional shares of our common stock as part of the consideration, it could cause Medallion to lose control of us unless Medallion purchased additional shares of us in open market purchases or in private placements from us, which could adversely affect Medallion. Similarly, if a transaction would result in the removal of one or more of the Medallion representatives on our board, Medallion might be unable to exercise a controlling influence over our policies or management and, in the event of the removal of all of the Medallion representatives on our board, Medallion would be unable to treat its investment in us as an investment in an eligible portfolio company. As a result, the interest of Medallion in maintaining ownership of a large percentage of our outstanding voting securities or the ability to retain one or more of its affiliates as members of our board of directors may cause Medallion’s interests with respect to a potential business combination to differ from the best interests of our stockholders. Consequently, the discretion to be exercised by those officers and directors of Medallion who are also our officers and directors in identifying and selecting a suitable target acquisition may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest, in the event that Medallion still wants to treat us as an eligible portfolio company.

Our officers, directors, advisors and founding stockholders currently are, and may in the future become, affiliated with additional entities that are engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

None of our officers, directors, advisors or founding stockholders have been or currently are a principal of, or affiliated or associated with, a blank check company. However, our officers, directors, advisors and founding stockholders may in the future become affiliated with additional entities, including other “blank check” companies which may be engaged in activities similar to those intended to be conducted by us. Additionally, officers, directors, advisors and founding stockholders may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe fiduciary duties or other contractual obligations. No procedures have been established to determine how conflicts of interest that may arise due to duties or obligations owed to other entities will be resolved. However, each of our officers, directors and advisors have entered into an agreement with us and with the underwriter(s) whereby he has agreed to present to us, prior to presentation to any other person or entity, opportunities to acquire entities, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer, director or advisor, subject to any pre-existing fiduciary or contractual obligation he has. Medallion has entered into an agreement with us and with the underwriter(s) whereby it has agreed to present to us, prior to its own consideration or presentation to any other person or entity, opportunities to acquire entities in the sports, leisure or entertainment industries that, in its reasonable discretion, have a value equal to or exceeding 80% of our total assets held in trust at the time that Medallion becomes aware of such opportunity. The terms of these agreements may only be modified or waived by written instrument executed and delivered by the party against whom such modification or waiver is to be enforced. There can be no assurance that any such terms will not be modified or waived, which could result in the presentment of business opportunities to other entities before a presentment to us; provided, however, neither we nor the underwriters has any current intentions to permit such a modification or amendment.

Accordingly, because of their pre-existing fiduciary duties or a waiver by us of the terms of these agreements, our officers, directors, advisors and founding stockholders may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our founding stockholders currently own shares of our common stock which will not participate in the liquidation of the trust account and a conflict of interest may arise in determining whether a particular target acquisition is appropriate for a business combination.

Our founding stockholders own shares of our common stock that were issued prior to our initial public offering, but have waived their rights to receive distributions with respect to those shares of common stock upon the liquidation of the trust account if we are unable to consummate a business combination. Additionally, Medallion and Tony Tavares, our President and Chief Executive Officer, purchased 5,900,000 and 100,000 warrants, respectively, directly from us in a private placement transaction prior to the effective date of this our initial public offering at a purchase price of $1.00 per warrant for a purchase price of $6,000,000. The shares of common stock acquired prior to our initial public offering and any warrants owned by any founding stockholder will be worthless if we do not consummate a business combination. The personal and financial interests of our officers and our directors may influence their motivation in timely identifying and selecting a target acquisition and completing a business combination. Consequently, our officers’ discretion, and the discretion of our directors, in identifying and selecting a suitable target acquisition may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest and as a result of such conflicts management may choose a target acquisition that is not in the best interests of our stockholders.

The requirement that we complete a business combination by January 17, 2010 may give potential target businesses leverage over us in negotiating a business combination.

We will liquidate and promptly distribute only to our public stockholders the amount in our trust account (subject to our obligations under Delaware law for claims of creditors) plus any remaining net assets if we do not effect a business combination by January 17, 2010. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target businesses may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any target business. This risk will increase as we get closer to the time limits referenced above.

The requirement that we complete a business combination by January 17, 2010 may motivate our officers and directors to approve a business combination during that time period so that they may get their out-of-pocket expenses reimbursed.

Each of our officers and directors may receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The funds for such reimbursement will be provided from the money not held in trust. There is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. In the event that we do not effect a business combination by January 17, 2010, then any expenses incurred by such individuals in excess of the money being held outside of the trust will not be repaid as we will liquidate at such time. On the other hand, if we complete a business combination within such time period, those expenses will be repaid by the target business. Consequently, our officers, who are also our directors, may have an incentive to complete a business combination other than just what is in the best interest of our stockholders.

None of our officers or directors, or any of their affiliates, has ever been associated with a blank check company and such lack of experience could adversely affect our ability to consummate a business combination.

None of our officers or directors, or any of their affiliates, has ever been associated with a blank check company. Accordingly, you may not have sufficient information with which to evaluate the ability of our management team to identify and complete a business combination using the proceeds of our initial public offering. Our management’s lack of experience in operating a blank check company could adversely affect our ability to consummate a business combination and could result in our having to liquidate our trust account. If we liquidate, our public stockholders could receive less than the amount they paid for our securities, causing them to incur significant financial losses.

Other than with respect to the business combination, our officers, directors, securityholders and their respective affiliates may have a pecuniary interest in certain transactions in which we are involved, and may also compete with us.

Other than with respect to the business combination, we have not adopted a policy that expressly prohibits our directors, officers, securityholders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Currently, Messrs. Murstein and Hall, our Vice Chairman and Secretary and our Chief Financial Officer, respectively, are President and Chief Financial Officer, respectively, of Medallion, one of our directors, Richard Mack, is a Managing Director of Apollo Real Estate Investment Funds, and Messrs. Vataha and Caporale, our advisors, are President and Chairman, respectively, of Game Plan LLC, a sports only investment bank. Accordingly, such parties may have an interest in certain transactions such as strategic partnering or joint venturing in which we are involved, and may also compete with us or advise other entities seeking to engage in a business combination with the same target as our company.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If our common stock becomes subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

If at any time we have net tangible assets of less than $5,000,000 and our common stock has a market price per share of less than $5.00, transactions in our common stock will be subject to these “penny stock” rules. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to the transaction prior to sale;

•

provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•

obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

Initially, we may only be able to complete one business combination, which will cause us to be solely dependent on a single asset or property.

The net proceeds from our initial public offering and the private placement (excluding $9,296,154 in the trust account which represents deferred underwriting discounts and commissions) provided us with approximately $205,848,590 which will be held in trust and may be used by us to complete a business combination. We currently have no restrictions on our ability to seek additional funds through the sale of securities or through loans. As a consequence, we could seek to acquire a target business that has a fair market value significantly in excess of 80% of our net assets held in trust (net of taxes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) at the time of such acquisition and could seek to fund such a business combination by raising additional funds through the sale of our securities or through loan arrangements. However, if we were to seek such additional funds, any such arrangement would only be consummated simultaneously with our consummation of a business combination. Consequently, it is probable that we will have the ability to complete only a single business combination, although this may entail the simultaneous acquisitions of several assets or closely related operating businesses at the same time. However, should our management elect to pursue more than one acquisition of target businesses simultaneously, our management could encounter difficulties in consummating all or a portion of such acquisitions due to a lack of adequate resources, including the inability of management to devote sufficient time to the due diligence, negotiation and documentation of each acquisition. Furthermore, even if we complete the acquisition of more than one target business at substantially the same time, there can be no assurance that we will be able to integrate the operations of such target businesses. Accordingly, the prospects for our ability to effect our business strategy may be:

•	solely dependent upon the performance of a single business; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Furthermore, since our business combination may entail the simultaneous acquisitions of several assets or operating businesses at the same time and may be with different sellers, we will need to convince such sellers to agree that the purchase of their assets or businesses is contingent upon the simultaneous closings of the other acquisitions.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the private placement will be sufficient to allow us to consummate a business combination, because we have not yet identified any prospective target acquisition to acquire, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the private placement prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in the course of searching for suitable target acquisition that we can afford to acquire, or the obligation to convert into cash a significant number of shares of common stock from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target acquisition candidate. In addition, it is possible that we could use a portion of the funds not in the trust account to make a deposit, down payment or fund a “no-shop” provision with respect to a proposed business combination, although we do not have any current intention to do so. In the event that we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account to conduct due diligence and pay other expenses related to finding a suitable business combination without securing additional financing. If we are unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would liquidate the trust account, resulting in a loss of a portion of your investment. In addition, if we consummate a business combination, we may require additional financing to fund continuing operations and/or growth. The failure to secure additional financing if required could have a material adverse effect on our ability to continue to develop and grow, even if we consummate a business combination. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination. For a more complete discussion regarding the liquidation of our trust account if we cannot consummate a business combination, see “Proposed Business—Effecting a Business Combination—Liquidation if no Business Combination.”

Medallion controls a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Medallion owns approximately 18.1% of our issued and outstanding common stock. Our directors, officers, advisors and founding stockholders may purchase shares of common stock in the open market for investment purposes or to influence the stockholder vote to approve a business combination. Our directors, officers, advisors and founding stockholders have agreed to vote any shares of common stock acquired by them in our initial public offering in accordance with a majority of the public stockholders and any shares of common stock acquired by them after our initial public offering in favor of a business combination. As a result, Medallion may be able to influence the outcome of our initial business combination.

This ownership interest, together with any other acquisitions of our shares of common stock (or warrants which are subsequently exercised), could also allow Medallion or any other founding stockholder who purchases additional units, shares of common stock or warrants through open market purchases to influence the outcome of matters requiring stockholder approval, including the outcome of our initial business combination, the election of directors and approval of significant corporate transactions after completion of our initial business combination. The interests of Medallion and your interests may not always align and taking actions which require approval of a majority of our stockholders, such as selling the company, may be more difficult to accomplish.

We could be liable for up to the amount of the purchase price of the founder warrants plus interest to Medallion and Tony Tavares, our President and Chief Executive Officer, or their designees, who purchased the founder warrants in a private placement conducted concurrently with our initial public offering.

We sold in a private placement occurring immediately prior to the effective date of our initial public offering 5,900,000 and 100,000 founder warrants, respectively, to Medallion and Tony Tavares, our President and Chief Executive Officer. This private placement of $6,000,000 in founder warrants was made in reliance on an exemption from registration under the Securities Act. This exemption requires that there be no general solicitation of investors with respect to the sales of the founder warrants. If our initial public offering were deemed to be a general solicitation with respect to the founder warrants, the offer and sale of such warrants would not be exempt from registration and the purchaser of those warrants could have a right to rescind its purchase. The rescinding purchaser could seek to recover the purchase price paid, with interest, or if it no longer owns the warrants, to receive damages. The founder warrants purchase agreements contain provisions under which the purchasers waive any and all rights to assert present or future claims, including the right of rescission, against us with respect to their purchase of the founder warrants and agree to indemnify and hold us and the underwriters harmless from all losses, damages or expenses that relate to claims or proceedings brought against us or the underwriters by each purchaser of the founder warrants, although it is unclear whether these waivers and indemnifications would be enforceable.

If we redeem our public warrants, the founder warrants, which are non redeemable, could provide the purchaser thereof with the ability to realize a larger gain than the public warrant holders.

The warrants held by our public warrant holders and any warrants held by the underwriter, may be called for redemption at any time after the warrants become exercisable:

•	in whole and not in part;

•	at a price of $.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•

if, and only if, the last sale price of the common stock equals or exceeds $14.25 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders.

In addition, we may not redeem the warrants unless the warrants comprising the units sold in our initial public offering and the shares of common stock underlying those warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the redemption.

As a result of the founder warrants not being subject to the redemption features that our publicly-held warrants are subject to, a holder of the founder warrants, or its permitted transferees, could realize a larger gain than our public warrant holders in the event we redeem our public warrants.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

In connection with our initial public offering, we issued warrants to purchase up to 21,556,300 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target acquisition. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business combination. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target acquisition. Additionally, the sale, or even the possibility of sale, of the shares of common stock underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

Prior to our initial public offering, there was no public market for our securities. An active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established or sustained.

If our founding stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of the registration rights may make it more difficult to effect a business combination.

Our founding stockholders are entitled to require us to register the resale of their shares of common stock at any time after the date on which their shares of common stock or warrants are released from escrow, which will not be before one year from the consummation of a business combination, provided that, if, after the consummation of a business combination, the surviving entity of such business combination subsequently consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders of such entity having the right to exchange their shares of common stock for cash, securities or other property, then such shares or warrants may be released in order to enable holders of such founder warrants to participate in such exchange. If our founding stockholders exercise their registration rights with respect to all of their shares of common stock beneficially owned by them, then there will be an additional 5,389,071 shares of common stock eligible for trading in the public market. Further, Medallion and Tony Tavares, our President and Chief Executive Officer, have purchased in a private placement 5,900,000 and 100,000 founder warrants, respectively, that are identical to the units and warrants sold in our initial public offering, respectively, except that (i) such founder warrants were placed in escrow and will not be released before one year from the consummation of a business combination, provided that, if, after the consummation of a business combination, the surviving entity of such business combination subsequently consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders of such entity having the right to exchange their shares of common stock for cash, securities or other property, then such warrants may be released in order to enable holders of such founder warrants to participate in such exchange, (ii) such founder warrants were purchased pursuant to an exemption from the registration requirements of the Securities Act and will become freely tradable only after they are registered pursuant to a registration rights agreement, (iii) the founder warrants will be non-redeemable so long as such founding stockholders hold them, and (iv) the founder warrants are exercisable in the absence of an effective registration statement covering the shares of common stock underlying the warrants. If all of the founder warrants are exercised, there will be an additional 6,000,000 shares of our common stock eligible for trading in the public market.

The presence of these additional numbers of securities eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination, or we may be required to incur additional expenses if we are unable to liquidate after the expiration of the allotted time periods.

If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940, as amended. To this end, the proceeds held in trust may be invested by the trust agent only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to avoid being deemed an investment company within the meaning of the Investment Company Act of 1940. An investment on our securities is not intended for persons who are seeking a return on investments in government securities. The trust account and the purchase of government securities for the trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the consummation of our primary business objective, which is a business combination, or (ii) absent a business combination, liquidation and return of the funds held in this trust account to our public stockholders.

If we are deemed to be an investment company at any time, we will be required to comply with additional regulatory requirements under the Investment Company Act of 1940, as amended, which would require additional expenses for which we have not budgeted.

Uncertainties in management’s assessment of a target business could cause us not to realize the benefits anticipated to result from an acquisition.

It is possible that, following our initial acquisition, uncertainties in assessing the value, strengths and potential profitability of, and identifying the extent of all weaknesses, risks, contingent and other liabilities (including environmental liabilities) of, acquisition or other transaction candidates could cause us not to realize the benefits anticipated to result from an acquisition.

The potential loss of key customers, management and employees of a target business could cause us not to realize the benefits anticipated to result from an acquisition.

It is possible that, following our initial acquisition, the potential loss of key customers, management and employees of an acquired business could cause us not to realize the benefits anticipated to result from an acquisition.

The lack of synergy from an acquisition could cause us not to realize the benefits anticipated to result from an acquisition.

It is possible that, following our initial acquisition, the inability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction could cause us not to realize the benefits anticipated to result from an acquisition.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and other advisors. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons, including those beyond our control, such as that 30% or more of our public stockholders vote against the business combination and opt to have us redeem their stock for a pro rata share of the trust account even if a majority of our stockholders approve the business combination. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Our directors may not be considered “independent” and we thus may not have the benefit of independent directors examining our financial statements and the propriety of expenses incurred on our behalf subject to reimbursement.

Although we believe that three of the members of our board of directors are “independent” under the rules of the American Stock Exchange, because our directors may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, it is likely that state securities administrators would take the position that we do not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not any directors are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by the public stockholders.

We may not obtain an opinion from an unaffiliated third party as to the fair market value of the target acquisition or that the price we are paying for the business is fair to our stockholders.

We are only required to obtain an opinion from an unaffiliated third party that either the target acquisition we select has a fair market value in excess of 80% of our net assets held in trust (net of taxes and excluding the amount held in the trust account representing a portion of the underwriters’ discount) or that the price we are paying is fair to stockholders if (i) our board is not able to independently determine that a target acquisition has a sufficient market value or (ii) there is a conflict of interest with respect to the transaction. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors. To the extent that our business combination consists of the acquisition of assets that do not have historical financial information, we will determine whether such business combination has a fair market value of at least 80% of the amount in our trust account (exclusive of the deferred underwriting compensation plus interest thereon held in the trust account) based on the value of the assets, as determined by the advice of our financial advisors consistent with industry practice.

The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the American Stock Exchange, a national securities exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future. In addition, in connection with a business combination, it is likely that the American Stock Exchange may require us to file a new listing application and meet its initial listing requirements, as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•

a determination that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a more limited amount of news and analyst coverage for our company;

•	a decreased ability to issue additional securities or obtain additional financing in the future; and

•	a decreased ability of our security holders to sell their securities in certain states.

Provisions in our charter documents and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our charter and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at any annual meeting only a minority of the board of directors will be considered for election. Since our “staggered board” would prevent our stockholders from replacing a majority of our board of directors at any annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders.

Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Risks Related to the Sports, Leisure and Entertainment Industries

Our business is expected to be focused on the presentation and marketing of sporting events, contests, exhibitions, games, and related products, so our risk factors include those factors that impact, either positively or negatively, the markets for such products. The key risk factors currently influencing the sports market are discussed below.

Because our focus on the sports, leisure and entertainment industries is unique to the type of business model we are pursuing, we cannot predict success or failure based on the history of these types of ventures.

The majority of blank check companies such as ours pursue opportunities for merger in growth industries such as health care, technology, biotechnology, manufacturing, retail, media, telecommunications, logistics, and, more recently, homeland security. We are not aware of another blank check company that has pursued an investment in the sports, leisure and entertainment industries. As a result, our plan targets an industry with risks that are difficult to gauge, including the likelihood that we will be able to acquire a company, the short-term profitability of the company or franchise that we acquire, and our ability to raise additional capital should additional fundraising be necessary.

In consideration of concerns over corporate power struggles and other negative aspects of public ownership, the Major Four Sports leagues have either written or unwritten rules that strictly limit public ownership of professional teams, which could compel us to structure a transaction to give our company a minority interest or abandon an acquisition altogether.

The professional leagues of the Major Four Sports place substantial restrictions on the ability of teams to either go public or be owned by a public company which has as its sole purpose the owning of the professional sports team. While Major League Baseball does not formally prohibit public ownership of its teams, MLB’s constitution requires 75% of owners to vote on the approval of a change of control of any of its teams and has an informal policy requiring a single individual to control at least 90% of the team’s voting interests. The National Football League has an informal NFL policy forbidding teams from taking their companies public or selling to public companies, and this rule has been questioned by at least one federal appellate court. Within the past year, a group of Pittsburgh-area businessmen and politicians announced that they would sue to allow public ownership of the Pittsburgh Penguins, challenging an NHL policy prohibiting public ownership. The National Basketball Association requires a single individual to own at least 15% of an NBA team and, generally, have exclusive authority to manage its operations and act on its behalf. The NBA also has a policy requiring league approval of transfers of more than 10% of a team’s ownership interests. Many of these restrictions on public ownership and free transferability of interests in sports teams have been challenged as violations of the federal antitrust laws, but these challenges have been unsuccessful. We may not have sufficient funds to mount a legal challenge to any of these rules. In addition, another bidder who is not publicly held may be preferred in any auction situation as a result of this vulnerability. As a result, these restrictions could prohibit our acquisition of a professional sports team operating in one of the Major Four Sports or could force us to adopt an ownership structure that limits our ability to control the day-to-day operations of such team or is otherwise not optimal for our public stockholders.

The small number of public offerings employed by sports franchises in the Major Four Sports are different public offerings from our business model, making it difficult for our company to use their success or lack thereof as a predictor for the success of our plan for raising the capital necessary to effect a business combination.

In the past two decades, several professional sports teams have engaged in public offerings, including the NFL’s Green Bay Packers, the NBA’s Boston Celtics, MLB’s Cleveland Indians, and the NHL’s Florida Panthers. However, each of these public offerings were marketed extensively to fans with the sales pitch of the emotional satisfaction of owning part of one’s favorite team. For example, the Packers have been publicly owned since 1923; however, they are non-profit, do not pay dividends to their stockholders, their stock does not increase in value, and public stockholders can receive only a minimal redemption price for their shares. The Cleveland Indians public offering was structured so that the private owners would retain 99% of all voting power through a superclass of shares. Florida Panthers owner Wayne Huizenga, on the night of the Panthers’ initial public offering, explained the reasons why an individual would buy his company’s shares—”[y]ou buy these stocks because you love the sport or want to be part of owning a team in your local community.” Because we have not identified a target franchise or a target sport, and because we have a larger shareholder base, we will be pursuing a strategy that is very different from the business model used by the franchises discussed in this paragraph. Further, since our strategy is unique and different from the strategies employed by the teams discussed above, we strongly caution you against using the results of their public offerings as a predictor for the success of our fundraising activities.

The professional sports industry is dependent on the services of highly-skilled professional athletes, and throughout recent history, there has been a substantial number of costly labor disputes and work stoppages which cause not only the obvious impact to the presentation of sporting events, but also to all of the related branches of the sports, leisure and entertainment industries discussed in the Prospectus Summary.

Beginning with the rapid growth of player salaries in the Major Four Sports in the 1970s, labor disputes and work stoppages have become much more common over the past several decades, including the players’ strike that resulted in the cancellation of the 1994 World Series and the owners’ lockout that resulted in the cancellation of the entire 2005 National Hockey League season. Major League Baseball has suffered a total of eight work stoppages, both strikes and lockouts, since 1970. The NFL and NBA have also experienced work stoppages during this period, with the last NFL work stoppage resulting in cancellation of one week of games and the use of replacement athletes for three weeks of games during the 1987 season. The last NBA work stoppage was a lockout beginning in July 1998 that lasted 191 days. Each work stoppage cost owners of the affected sports teams millions of dollars of lost revenue. The absence of competitive play during a work stoppage may also result in a significant loss of revenue for broadcasting outlets and businesses selling team apparel or other sports merchandise. If we are able to successfully acquire a professional sports franchise or a business related to a sports franchise, we cannot assure you that there will not be further work stoppages that would adversely affect our profitability.

The sports, leisure and entertainment industries are highly cyclical, which may affect our future performance and ability to sell our products and, in turn, hurt our profitability.

Certain sports, leisure and entertainment products and services are relatively expensive and buyers may defer purchases of such products and services during periods of economic weakness. Conversely, during periods of economic strength, sports, leisure and entertainment sales frequently exceed expectations. As a consequence, revenues and earnings for sports, leisure and entertainment companies may fluctuate more than those of less economically sensitive companies. Due to the cyclical nature of these industries, inventories may not always be properly balanced, resulting in lost sales when there are shortages or write-offs when there are excess inventories. This may adversely affect the business, financial condition, and results of operations of any target businesses that we may acquire.

The speculative nature of the entertainment industry may result in our inability to produce products or services that receive sufficient market acceptance for us to be successful.

Certain segments of the entertainment industry are highly speculative and historically have involved a substantial degree of risk. For example, the success of a particular film, video game, program or recreational attraction depends upon unpredictable and changing factors, including the success of promotional efforts, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, public acceptance and other tangible and intangible factors, many of which are beyond our control. If we complete a business combination with a target business in such a segment, we may be unable to produce products or services that receive sufficient market acceptance for us to be successful.

Changes in technology may reduce the demand for the products or services we may offer following a business combination.

The sports, leisure and entertainment industries are substantially affected by rapid and significant changes in technology. These changes may reduce the demand for certain existing services and technologies used in these industries or render them obsolete. We cannot assure you that the technologies used by or relied upon or produced by a target business with which we effect a business combination will not be subject to such occurrence. While we may attempt to adapt and apply the services provided by the target business to newer technologies, we cannot assure you that we will have sufficient resources to fund these changes or that these changes will ultimately prove successful.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We do not own any real estate or other physical properties. Our headquarters are located at 437 Madison Avenue, New York, New York 10022. The cost of this space is included in the $7,500 per month fee Medallion Financial Corp. charges us for general and administrative service pursuant to a letter agreement between us and Medallion. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

ITEM 3.	LEGAL PROCEEDINGS

There is no litigation currently pending or, to our knowledge, contemplated against us or any of our officers or directors in their capacity as such.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the 2007 fourth quarter.

PART II.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market

Our units, which consist of one share of our common stock, par value $.001 per share and one warrant to purchase an additional share of our common stock, commenced trading on the American Stock Exchange under the symbol “HMR.U,” on January 17, 2008. As of February 5, 2008 the holders of our units may elect to separately trade the common stock and warrants included in our units. If a holder of shares of common stock and warrants so desires, such holder may elect to combine them together and trade them as a result. Those units not separated will continue to trade on the American Stock Exchange under the symbol “HMR.U.” The common stock and warrants will trade on the American Stock Exchange under the symbols “HMR” and “HMR.WS,” respectively. Our units were not listed on any exchange or interdealer quotation system in 2007.

Holders of Common Equity

As of March 25, 2008, there were 1 holder of record of our units, 3 holders of record of our warrants (including holders of warrants included in our units) and 7 record holders of our common stock (including holders of common stock included in our units).

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends before we complete our initial business combination. Thereafter, dividend payments will depend upon our revenues and earnings, if any, capital requirements and general financial condition and will be within the discretion of our board of directors. Our board of directors currently intends to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the past three years, we sold the following shares of common stock without registration under the Securities Act:

Stockholders	Number of Shares
Medallion Financial Corp.(1)	5,203,750
Tony Tavares	287,500
Kemp Partners(2)	115,000
Game Plan LLC(3)	115,000
Richard Mack	14,375
Doug Ellenoff	14,375

Total	5,750,000

Each of the stockholders listed above forfeited a portion of their previously issued shares upon the expiration of the underwriter’s over-allotment option on February 1, 2008. The number of shares owned by such stockholders following the forfeiture is as follows:

Stockholders	Number of Shares
Medallion Financial Corp.(1)	4,877,112
Tony Tavares	269,453
Kemp Partners(2)	107,781
Game Plan LLC(3)	107,781
Richard Mack	13,472
Doug Ellenoff	13,472

Total	5,389,071

(1)	Mr. Murstein, our Vice Chairman and Secretary, is the President and a Director of Medallion Financial Corp. and, as of September 19, 2007, owned 1,630,000 shares of Medallion, approximately 9.32% of its issued and outstanding shares. Our Chief Executive Officer, Tony Tavares, is an employee of ProEminent Sports, LLC. Pursuant to a consulting agreement between ProEminent Sports, LLC and Medallion, Mr. Tavares acts as a consultant to Medallion for sports related investments and, included within the scope of his duties is his service to the Company. Our advisors, Robert Caporale and Randel E. Vataha, are Chairman and President, respectively, and each own 50% of the membership interests, of Game Plan LLC. Medallion is party to an agreement with Game Plan LLC pursuant to which Game Plan LLC will provide certain consulting services to Medallion and to us, including advising us in identifying a target business in the sports, entertainment and leisure industries. Our Chief Financial Officer, Larry D. Hall, also serves as the Chief Financial Officer of Medallion As of September 19, 2007, Messrs. Aaron and Cuomo, each members of our Board of Directors and of the Board of Directors of Medallion, owned 7,333 and 9,000 shares, respectively, of Medallion, in each case, constituting less than one percent of its issued and outstanding shares.
(2)	Kemp Partners is a limited liability company of which our Chairman, Mr. Kemp, owns 44% of the outstanding membership interests.
(3)	Game Plan LLC is a limited liability company of which our advisor, Bob Caporale, is the Chairman and our advisor, Randel E. Vataha, is the President. Messrs. Caporale and Vataha each own 50% of the outstanding limited liability company interests of Game Plan LLC.

Such shares of common stock were issued on September 12, 2007 in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act, as they were sold to “accredited investors” as defined in Rule 501(a) of the Securities Act. The shares of common stock issued to the persons above were sold for an aggregate offering price of $57,500 at a purchase price of $.01 per share. No underwriting discounts or commissions were paid with respect to such sales.

Medallion and Tony Tavares purchased 5,900,000 and 100,000 founder warrants, respectively, from us. Founder Warrant is exercisable for one share of common stock at an exercise price of $7.00 per share. The founder warrants become exercisable on the later of the completion of a business combination exercise or January 17, 2012 or earlier upon redemption. These founder warrants were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to an “accredited investor” as defined in Rule 501(a) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds from the Registered Offering and the Private Placement

On January 24, 2008, we consummated our initial public offering of 20,000,000 units. Each unit issued in our initial public offering consists of one share of common stock, $.001 par value per share, and one warrant to purchase one share of common stock at $7.00 per share. The units were sold at an offering price of $10.00 per unit, generating aggregate gross proceeds of $200,000,000. Of the $200,000,000 gross proceeds, $194,000,000, including deferred underwriters’ discounts and commissions of $8,625,000, was deposited into a trust account. Prior to the initial public offering, we issued 6,000,000 warrants at a purchase price of $1.00 per warrant to certain of our founding stockholders in a private placement for aggregate proceeds of $6,000,000, which were also placed into the trust account. On February 1, 2008 we sold an additional 1,556,300 units which were subject to the underwriters overallotment option in our initial public offering. The sale of these units resulted in total proceeds of approximately $15,144,744, net of the underwriters’ discounts and commissions, but including deferred underwriters’ discounts and commissions of approximately $671,154. This amount was also deposited into the trust account, resulting in a total amount held in trust of approximately $215,144,744, exclusive of any interest earned by such trust account. Banc of America Securities LLC acted as representative of the underwriters for our initial public offering.

The initial public offering has been completed, with all of the units having been sold. No portion of the proceeds of the offering were paid to directors, officers, holders of 100% or more of any class of our equity securities or their affiliates, except for the $445,261 reimbursement to Medallion for offering costs it had advanced to us, referred to above.

Repurchases of Equity Securities

None

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial and operating information should be read in connection with “Item 7, Management Discussion and Analysis of Financial Conditions and Results of Operations” and our financial statements, including the notes, included elsewhere herein.

Statement of Operations Data:

For the period from July 3, 2007 (Inception) to December 31, 2007
Organization costs and operating expenses	$8,347

Net loss	$(8,347)

Net loss per share — basic and diluted	$(0.00)

Weighted average shares outstanding — basic and diluted	5,750,000

Balance Sheet Data:

December 31, 2007
Cash	$198,250
Deferred offering cost	587,936
Total assets	786,186
Total liabilities	592,529
Total stockholders’ equity	193,657

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a blank check company organized under the laws of the State of Delaware on July 3, 2007. We were formed to acquire, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination, one or more businesses in the sports, leisure or entertainment industries. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt, or a combination of cash, capital stock and debt, in effecting a business combination. The issuance of additional shares of our capital stock:

•	may significantly reduce the equity interest of our stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to the holders of our common stock;

•

will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we incur substantial debt, it could result in:

•	default and foreclosure on our assets if our operating cash flow after a business combination is insufficient to pay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	covenants that limit our ability to acquire capital assets or make additional acquisitions;

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding;

•	our inability to pay dividends on our common stock;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock, working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•

our stockholders receiving less than $10.00 per share from the trust account upon liquidation if such debt is incurred prior to consummation of a business combination and the trust account is subsequently liquidated;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes; and other disadvantages compared to our competitors who have less debt.

Results of Operation and Liquidity

Our entire activity since inception has been limited to organizational activities, activities relating to our initial public offering and, since our initial public offering, activities relating to identifying and evaluating prospective acquisition targets. We have neither engaged in any operations nor generated any revenues to date, other than interest income earned on the proceeds of our initial public offering. Since our initial public offering was not consummated until January 24, 2008, from the date of inception through December 31, 2007, we did not earn any interest income.

On January 24, 2008, we consummated our initial public offering of 20,000,000 units. Each unit issued in our initial public offering consists of one share of common stock, $.001 par value per share, and one warrant to purchase one share of common stock at $7.00 per share. The units were sold at an offering price of $10.00 per unit, generating aggregate gross proceeds of $200,000,000. Of the $200,000,000 gross proceeds, $194,000,000, including deferred underwriters’ discounts and commissions of $8,625,000, was deposited into a trust account. Prior to the initial public offering, we issued 6,000,000 warrants at a purchase price of $1.00 per warrant to certain of our founding stockholders in a private placement for aggregate proceeds of $6,000,000, which were also placed into the trust account. On February 1, 2008 we sold an additional 1,556,300 units which were subject to the overallotment option of the underwriters in our initial public offering. The sale of these units resulted in total proceeds of approximately $15,144,744, net of the underwriters’ discounts and commissions, but including deferred underwriters’ discounts and commissions of approximately $671,154. This amount was also deposited into the trust account, resulting in a total amount held in trust of approximately $215,144,744, exclusive of any interest earned by such trust account.

The funds held in the Trust Account are currently invested in money market funds meeting the criteria under Rule 2a-7 under the 1940 Act. We also have the option to invest the funds in Treasury Bills issued by the United States government have a maturity of 180 days or less. Interest earned will be applied in the following order of priority:

•	payment of taxes on Trust Account interest;

•

our working capital requirements before we complete a business combination, to a maximum of $2,500,000, and, if necessary, funding up to $50,000 of the costs of our potential dissolution and liquidation;

•	solely if we complete a business combination, payment of interest on the amount of deferred underwriters’ compensation payable to the underwriters in our initial public offering; and

•	the balance, if any, to us if we complete a business combination or to our public stockholders if we do not complete a business combination.

We believe that the interest earned on Trust Account funds in the period before we effect a business combination will be sufficient to fund our operations and costs relating to the acquisition of a target business or to fund the costs and expenses relating to our liquidation and dissolution if we do not consummate a business combination.

We expect to use substantially all of the net proceeds of our initial public offering and the private placement to acquire a target business, including payment of expenses we incur in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that we use debt or equity securities as consideration in a business combination and do not use all of the funds in the trust account, we will use the remaining trust account funds to finance the operations of the target business. We believe that the $2,500,000 that we are allowed to draw from interest earned on the trust account will be sufficient to allow us to operate until at least April 1, 2009, even if we do not complete a business combination during that time.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Contractual Obligations

We did not have any long term debt, capital lease obligation, operating lease obligations, purchase obligations or other long term liabilities. Following the end of our fiscal year, on January 17, 2008, we entered into a services agreement with Medallion Financial Corp. requiring us to pay $7,500 per month. The agreement terminates on the earlier of the completion of a business combination or upon our dissolution.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. Because the trust account was not funded until January 2008, we were not subject to interest rate fluctuation risk for our 2007 fiscal year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements set forth under Item 15(A)(1) in this Annual Report on Form 10-K, which financial statements are incorporated herein by reference in response to this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such is defined in Rules 3a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of the our management, including our principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. [Based on the our evaluation under the framework in Internal Control - Integrated Framework, our management is in the process of completing our evaluation of the effectiveness of internal controls over financial reporting.] This annual report does not include an attestation report of our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Jack Kemp	72	Chairman of the Board
Tony Tavares	58	President and Chief Executive Officer
Larry D. Hall	54	Chief Financial Officer
Andrew M. Murstein	43	Vice Chairman and Secretary
Henry L. Aaron	74	Director
Mario M. Cuomo	75	Director
Richard Mack	40	Director

Jack Kemp has served as our Chairman of the Board since our founding. He is also the Founder and Chairman of Kemp Partners, a strategic consulting firm, a position he has held since July 2002. From July 2004 to February 2005, Mr. Kemp was Co-Chairman of FreedomWorks Empower America, a grassroots advocacy organization. He was also a Co-Director of Empower America, a public policy institute, from January 1993 to July 2004. Mr. Kemp was the Vice Presidential candidate of the United States of America for the Republican Party in 1996. He also played 13 years as a quarterback in the NFL, followed by his election to the United States House of Representatives for 18 years before serving as Secretary of HUD from 1989 to 1993. Mr. Kemp currently serves on the boards of Six Flags, Inc., Oracle Corp. and Hawk Corp. Mr. Kemp received his B.A. in physical education from Occidental College in 1957.

Tony Tavares has served as our President and Chief Executive Officer since our founding. He is also the President and Chief Executive Officer of ProEminent Sports LLC, a sports and entertainment consulting firm retained by Medallion Financial Corp. to assist it in connection with sports-related investments, including Medallion’s investment in us, a position he has held since October 2006. Prior to that, from January 2002 until October 2006, he served as President and Chief Executive Officer of the Baseball Expos Limited Partnership, the professional baseball team that operated as the Montreal Expos until relocating to Washington, D.C. as the Washington Nationals. Mr. Tavares has also served in other executive roles, including as former CEO and President of SMG and former head of Disney Sports Enterprises. Mr. Tavares received his B.S. in accounting from Roger Williams University.

Larry D. Hall has served as our Chief Financial Officer since our founding. He is also the Chief Financial Officer of Medallion Financial Corp., a position he has held since March 2004. Prior to that, he served as Medallion’s Acting Chief Financial Officer, beginning in July 2003. Prior to that, he served as Medallion’s Chief Accounting Officer, beginning in May 2001, and its Treasurer, beginning in October 2000. Mr. Hall was employed by Citibank as Vice President-Corporate Financial Control/Corporate Reporting and Analysis from October 1995 to October 2000. Mr. Hall was Vice President-Finance/Controller, Treasurer and Secretary of Consolidated Waste Services of America from April 1993 to March 1995. Prior to that, he was Vice President-Manager of Line Accounting for Wells Fargo and Co. from November 1987 to March 1993 and Senior Audit Manager in the Financial Services Industry Group for Arthur Andersen & Company from September 1976 to October 1987. Mr. Hall received his B.S. in business administration from the University of Southern California.

Andrew M. Murstein has served as our Vice Chairman and Secretary since our founding. He is also President of Medallion Financial Corp., a position he has held since its founding in 1995. Mr. Murstein has also served as a director of Medallion since October 1997. He also currently serves and has previously served as an officer and director of some of Medallion’s wholly-owned subsidiaries. Mr. Murstein received a B.A. in economics, cum laude, from Tufts University and an M.B.A. in finance from New York University.

Henry L. Aaron has served as one of our directors since our founding. He is also a director of Medallion Financial Corp., a position he has held since November 2004. Mr. Aaron served as a director of Turner Broadcasting System, Inc. from 1980 until its acquisition by Time Warner, Inc. in 1996. Mr. Aaron is currently Senior Vice President of Atlanta National League Baseball Club, Inc. Mr. Aaron sits on the board of directors of Retail Ventures, Atlanta Technical Institute, the Atlanta Falcons, and the Atlanta Braves. He is a member of the Board of Governors for Boys and Girls Clubs of America. Mr. Aaron is a recipient of the Presidential Medal of Freedom, the nation’s highest civilian award, awarded by President George W. Bush.

Mario M. Cuomo has served as one of our directors since our founding. He is also a director of Medallion Financial Corp., a position he has held since February 1996. Mr. Cuomo served as Governor of the State of New York from January 1983 through 1994. Mr. Cuomo has been of counsel in the law firm of Willkie Farr & Gallagher LLP since July 2002 and was a partner in Willkie Farr & Gallagher LLP from February 1995 through June 2002. Willkie Farr & Gallagher LLP serves as our counsel in connection with our initial public offering. He is also Chairman of the Board of Daylight Forensic & Advisory LLC and Chairman of the Board of MuniMac Managing Trustees. Mr. Cuomo received a B.A., summa cum laude, from St. John’s University and a J.D., magna cum laude, from St. John’s University School of Law.

Richard Mack has served as one of our directors since our founding. He is currently a Managing Director of the Apollo Real Estate Investment Funds where he is responsible for new investments and investment management. Mr. Mack is president of the non-profit HES Community Center, which serves the residents of Southeast Brooklyn. He also serves on the Board of Directors of the 92nd street Y. Mr. Mack is a member of the Executive Committee and the Advisory Board of Zell Lurie Real Estate Center at Wharton School of Business. Previously, he was a member of the Real Estate Investment Banking Department at Shearson Lehman Hutton. Mr. Mack received a B.S. in economics from the University of Pennsylvania’s Wharton School of Business and a J.D. from the Columbia University School of Law.

Advisors

Randel E. Vataha has served as one of our advisors since our founding. He is currently the President and a member of Game Plan LLC, a firm that he co-founded in 1995 to provide consulting and investment banking services to the sports and entertainment industry and retained by Medallion to assist it in connection with sports-related investments, including our efforts to identify a target business in the sports, leisure or entertainment industries. Prior to that, he served as Chief Executive Officer of Bob Woolf Associates Inc., beginning in March 1986. Mr. Vataha was employed by Korn-Ferry International from 1984 to March 1986. Mr. Vataha was also a co-founder of the United States Football League in 1981, co-owner of the Boston Breakers Football Club in 1983 and President of the New Orleans Football Club in 1984. Prior to his involvement with the United States Football League, he was the founder and owner of the Playoff Sports and Fitness Clubs from 1977 to 1981, after his retirement from the National Football League as a wide receiver with the New England Patriots and the Green Bay Packers. During his career in the National Football League, Mr. Vataha was the Player Representative for the New England Patriots during the 1974 season. Mr. Vataha received a B.A. in political science from Stanford University.

Robert L. Caporale has served as one of our advisors since our founding. He is currently the Chairman and a member of Game Plan LLC, a firm that he co-founded in 1995 to provide consulting and investment banking services to the sports and entertainment industry and retained by Medallion to assist it in connection with sports-related investments, including our efforts to identify a target business in the sports, leisure or entertainment industries. Prior to that, he served as an attorney practicing litigation, business and sports entertainment law. He has served as an attorney for a number of professional sports leagues and franchises, including the World Hockey Association, the Pittsburgh Penguins, the Florida Marlins, the Edmonton Oilers, the Quebec Nordiques, the Winnipeg Jets and the Hartford Whalers. He previously served as an Alternate Governor to the National Hockey League for the Pittsburgh Penguins. He was an attorney for the New Boston Garden Corporation in connection with the development and financing of a new sports arena that opened in Boston in 1995. He was the President and a partial owner of the Boston Breakers Football Club, one of the original franchises of the United States Football League, from 1982-1983. He is currently a member of the Board of Advisors of the Red Auerbach Youth Foundation and has previously served as a member of the Board of Governors of the Boston Stock Exchange and as Chairman of the Sports and Entertainment Law Committee of the Boston Bar Association. Mr. Caporale received a B.A. from Tufts University and a J.D. from Boston College Law School.

The role of our advisors is to provide advice to us in relation to both deal sourcing and potential acquisitions in the event we shall seek such advice. Although our advisors will have an interest in the fees paid under the agreement between Medallion Financial Corp. and Game Plan LLC and under any future agreement with Game Plan LLC into which we may enter, our advisors will not receive any remuneration for their services as advisors. In addition, our advisors, unlike our board of directors, will owe us no fiduciary duties nor will they be entitled, in their capacities as advisors, to vote on any transaction or other matters relating to us. Furthermore, our advisors, in their capacities as advisors, will not be able to formally recommend any transactions to our stockholders on our behalf, to sit on the board of directors, or to sit on any committee of the board of directors. These limitations do not apply to our advisors as stockholders and also will not apply to any advisor who joins our board of directors at a later date.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. Our Bylaws provide that the number of directors which may constitute the board of directors shall not be less than one or more than nine. Upon completion of our initial public offering our board of directors will have five members. The term of office of the first class of directors, consisting of Mario M. Cuomo and Richard Mack, will expire at our first annual meeting of stockholders following the completion of our initial public offering. The term of office of the second class of directors, consisting of Henry L. Aaron and Jack Kemp, will expire at the second annual meeting following the completion of our initial public offering. The term of office of the third class of directors, consisting of Andrew M. Murstein, will expire at the third annual meeting following the completion of our initial public offering.

These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target acquisition, and structuring, negotiating and consummating its acquisition. None of these individuals has been or currently is a principal of or affiliated with a blank check company. However, we believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transactional expertise should enable them to identify and effect an acquisition.

Director Independence

Our board of directors has determined that Jack Kemp, Henry L. Aaron and Richard Mack are “independent directors” within the meaning of Rule 121(A) of the American Stock Exchange Company Guide and Rule 10A-3 promulgated under the Exchange Act.

Audit Committee

We have established an audit committee of the board of directors, which consists of Jack Kemp, Richard Mack and Andrew M. Murstein. Mr. Kemp serves as the chairman of our audit committee. The independent directors we appoint to our audit committee will each be an independent member of our board of directors, as defined by the rules of the SEC. Although Mr. Murstein is not an independent member of our board of directors, pursuant to Rule 10A-3(b)(iv)(A)(2) promulgated under the Exchange Act, he will serve on the audit committee for up to one year from the effective date of the registration statement of which this prospectus is a part. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	serving as an independent and objective party to monitor our financial reporting process, audits of our financial statements and internal control system;

•	reviewing and appraising the audit efforts of our independent registered public accounting firm and internal finance department; and

•	providing an open avenue of communications among our independent registered public accounting firm, financial and senior management, our internal finance department, and the board of directors.

Financial Experts on Audit Committee

Other than as set forth above, the audit committee will at all times be composed exclusively of “independent directors” who are “financially literate,” meaning they are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Murstein satisfies the definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under the SEC’s rules and regulations.

Nominating Committee

We have established a nominating committee of the board of directors, which will consists of Messrs. Kemp, Aaron and Mack, each of whom is an independent director as defined by the rules of the American Stock Exchange and the SEC. Mr. Kemp will serve as the chairman of our nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

The guidelines for selecting nominees, which are specified in the nominating committee charter, generally provide that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business endeavors, be willing to devote significant time to the oversight duties of the board of directors of a public company, and be able to promote a diversity of views based on the person’s education, experience and professional employment. The nominating committee evaluates each individual in the context of the board as a whole, with the objective of recommending a group of persons that can best implement our business plan, perpetuate our business and represent stockholder interests. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and the rules of the American Stock Exchange. We have filed a copy of our code of conduct and ethics as an exhibit to this annual report on Form 10-K.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

•

None of our officers and directors are required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

•

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicting fiduciary duties in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see the discussion below as well as the previous section entitled “Management—Directors and Executive Officers” and “Risk Factors—Risks Related to our Business. Our officers, directors, advisors and founding stockholders currently are, and may in the future become affiliated with additional entities that are, engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.” Such officers, directors, advisors and founding stockholders may become subject to conflicts of interest regarding us and other business ventures in which they may be involved, which conflicts may have an adverse effect on our ability to consummate a business combination.

•

Our officers, directors, advisors and founding stockholders may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

•

To the extent that Medallion desires to continue to treat its investment in us as an investment in an eligible portfolio company in order to meet requirements applicable to BDCs and does so in reliance on its control of us, Medallion’s need to retain this control may influence its motivation, and those of its officers and directors who are also our officers and directors, in identifying and selecting a target acquisition and completing a business acquisition. Consequently, the discretion to be exercised by those officers and directors of Medallion who are also our officers and directors in identifying and selecting a suitable target acquisition may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

•

Since the founding stockholders own shares of our common stock which will be released from escrow only if a business combination is successfully completed and since the founding stockholders may own securities which will become worthless if a business combination is not consummated, our board, certain of whose members are founding stockholders, may have a conflict of interest in determining whether a particular target acquisition is appropriate to effect a business combination. Messrs. Murstein, Aaron and Cuomo each own shares, and serve on the Board of Directors, of Medallion. Additionally, members of our executive management may enter into consulting, asset management or employment agreements with us as part of a business combination, pursuant to which they may be entitled to compensation for their services. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target acquisition and timely completing a business combination.

•

Other than with respect to the business combination, we have not adopted a policy that expressly prohibits our directors, officers, advisors, security holders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such parties may have an interest in certain transactions in which we are involved, and may also compete with us.

•

Our directors, officers, advisors and founding stockholders may purchase shares of common stock in the open market for investment purposes or to influence the stockholder vote to approve a business combination. Our directors, officers, advisors and founding stockholders have agreed to vote any shares of common stock acquired by them in our initial public offering in accordance with a majority of the public stockholders and any shares of common stock acquired by them after our initial public offering in favor of a business combination.

•

This ownership interest, together with any other acquisitions of our shares of common stock (or warrants which are subsequently exercised), could also allow Medallion or any other founding stockholder who purchases additional units, shares of common stock or warrants through open market purchases to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after completion of our initial business combination. The interests of Medallion or our other founding stockholders and your interests may not always align and taking actions which require approval of a majority of our stockholders, such as selling the company, may be more difficult to accomplish.

•

If we were to make a deposit, down payment or fund a “no shop” provision in connection with a potential business combination, we may have insufficient funds available outside of the trust to pay for due diligence, legal, accounting and other expenses attendant to completing a business combination. In such event, our founding stockholder may have to incur such expenses in order to proceed with the proposed business combination. As part of any such combination, our founding stockholder may negotiate the repayment of some or all of any such expenses, without interest or other compensation, which if not agreed to by the target business’s management, could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest.

•

One of our directors, Mr. Cuomo, has been of counsel in the law firm of Willkie Farr & Gallagher LLP since July 2002 and was a partner in Willkie Farr & Gallagher LLP from February 1995 through June 2002. Willkie Farr & Gallagher LLP serves as our counsel in connection with our initial public offering and, accordingly, Mr. Cuomo may have a conflict of interest in connection with our initial public offering and any subsequent business combination that we may seek to consummate.

•

If our management negotiates to be retained post business combination as a condition to any potential business combination, their financial interests, including compensation arrangements, could influence their motivation in selecting, negotiating and structuring a transaction with a target business, and such negotiations may result in a conflict of interest.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of certain other business affiliations and as more fully discussed below, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. No procedures have been established to determine how conflicts of interest that may arise due to duties or obligations owed to other entities will be resolved. However, each of our officers and directors has entered into an agreement with us and with the underwriter(s) whereby he agrees to present to us, prior to presentation to any other person or entity, opportunities to acquire entities, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director, subject to any pre-existing fiduciary or contractual obligation he has. The terms of these agreements may only be modified or waived by written instrument executed and delivered by the party against whom such modification or waiver is to be enforced. There can be no assurance that any such terms will not be modified or waived, which could result in the presentment of business opportunities to other entities before presentment to us; provided, however, neither the company nor the underwriters has any current intentions to permit such a modification or amendment.

Each of our officers and directors actively manages his personal investments, some of which are in the sports, leisure and entertainment industries. We are not precluded from acquiring a company in which our officers and directors have made an immaterial investment although we have agreed that any officer or director that has such an investment must recuse themselves from any discussion or approval with respect to same and not to consummate such a business combination with an entity that is affiliated (as defined in Rule 405 of the Securities Act) with our advisors, founding stockholders, officers or directors or any entity that has received a material investment from these individuals or entities unless we obtain an opinion from an unaffiliated, independent third party appraiser, which may or may not be an investment banking firm that is a member of the Financial Industry Regulatory Authority, Inc. that the business combination is fair to our stockholders from a financial point of view. We have implemented these policies in order to address any conflicts of interest that may exist either (i) between management of these personal investments and us or (ii) if we acquire a company in which our officers and directors have made a passive/minority investment.

In addition to both statutory and common law obligations of fiduciary responsibility, our officers and directors have agreed to give the company priority regarding any business opportunities, except as described above. In order to minimize potential conflicts of interest which may arise from other corporate affiliations that may arise in the future, each of our officers and directors has agreed, except as described above, until the earliest of our consummation of a business combination, our liquidation or such time as he or she ceases to be an officer or director, (i) to present to our company for our consideration, prior to presentation to any other entity, any business opportunity which may reasonably be deemed appropriate for our company based on the description in this registration statement of our proposed business or which is required to be presented to us under Delaware law, and (ii) that he or she shall not assist or participate with any other person or entity in the pursuit of or negotiation with respect to such business opportunity unless and until he or she receives written notice from us that we have determined not to pursue such business opportunity.

In the course of their other business activities, our officers and directors have not identified investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated.

In connection with the stockholder vote required to approve any business combination, our founding stockholders have agreed to vote the shares of common stock owned by each of them prior to or in our initial public offering in the same manner as a majority of the public stockholders who vote at the special or annual meeting called for the purpose of approving a business combination. Our founding stockholders have also agreed that if they acquire shares of common stock following our initial public offering, they will vote such acquired shares of common stock in favor of a business combination. Accordingly, our founding stockholders will not have the same right as public stockholders to vote any shares of common stock acquired by them in the open market with respect to a potential business combination (since each of them is required to vote in favor of a business combination). Additionally, our founding stockholders will not have conversion rights with respect to shares of common stock acquired during or subsequent to our initial public offering (since each of them may not vote against a business combination), except upon our liquidation. In addition, with respect to shares of common stock owned by each of them prior to our initial public offering, including the common stock underlying the founder warrants, they have agreed to waive their rights to participate in any liquidation including the liquidation of our trust account to our public stockholders, occurring upon our failure to consummate a business combination but only with respect to those shares of common stock acquired by them prior to our initial public offering and not with respect to any shares of common stock acquired in the open market.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity that is affiliated with our officers, directors, advisors or founding stockholders or any entity that has received a material investment from these individuals or entities.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation for Officers, Directors and Advisors

No executive officer has received any cash compensation for services rendered to us. Our Chief Executive Officer, Tony Tavares, is the President and Chief Executive Officer of ProEminent Sports, LLC. Pursuant to a consulting agreement between ProEminent Sports, LLC and Medallion Financial Corp., Mr. Tavares acts as a consultant to Medallion for sports related investments and, included within the scope of his duties is his service to us. Pursuant to the consulting agreement, Mr. Tavares has, among other things, agreed to serve as our Chief Executive Officer, help us identify a target business in the sports, entertainment and leisure industries, perform due diligence on the proposed target and negotiate and consummate a business combination with such a target business. Following a business combination, in the event Mr. Tavares is not offered employment with us as our Chief Executive Officer or a board position with us, Medallion has agreed to continue Mr. Tavares’ consulting arrangement for at least an additional twelve months. For the services rendered by ProEminent Sports, LLC to Medallion, Medallion pays ProEminent Sports a monthly fee of $20,000. Our advisors, Robert Caporale and Randel Vataha, are Chairman and President, respectively, and each own 50% of the membership interests, of Game Plan LLC. Medallion is party to an agreement with Game Plan LLC pursuant to which Game Plan LLC provides certain consulting services to Medallion and to us, including advising us in identifying a target business in the sports, entertainment and leisure industries. Mr. Caporale and Mr. Vataha have agreed to help us identify a target business in the sports, entertainment and leisure industries, perform due diligence on the proposed target and negotiate and consummate a business combination with such a target business. For the services rendered by Game Plan to Medallion, Medallion pays Game Plan a monthly fee of $10,000. The fees paid by Medallion pursuant to the consulting agreements are solely borne by Medallion and will not be reimbursed by us. We may separately engage Game Plan LLC in the future to provide consulting services to us in connection with identifying a target business in the sports, entertainment and leisure industries and consummating a business combination with such a target business. The services to be rendered and the fees to be paid to Game Plan under any future engagement will be the subject of negotiation between the parties prior to such engagement. Our Vice Chairman and Secretary, Andrew M. Murstein, also serves as the President and member of the Board of Directors of Medallion Our Chief Financial Officer, Larry D. Hall, also serves as the Chief Financial Officer of Medallion Other than the fees under these agreements and under any future agreement with Game Plan LLC into which we may enter and the compensation paid by Medallion to these officers and advisors, in no event will any of our existing officers, directors or stockholders or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render, in order to effectuate the consummation of a business combination. However, such individuals and entities will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target acquisitions and performing due diligence on suitable business combinations. After a business combination, such individuals may be paid consulting, management or other fees from target businesses, with any and all amounts being fully disclosed to stockholders, to the extent known, in the proxy solicitation materials furnished to the stockholders. Any such compensation to be paid to our officers, directors or founding stockholders after a business combination may influence their evaluation of a potential business combination, resulting in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement

Compensation Committee Interlocks and Insider Participation

There were no members of the compensation committee during the year ended December 31, 2007.

Compensation Committee Report

Since no executive officer received any compensation for services rendered during the year ended December 31, 2007 this Annual Report form 10-K does not include a “Compensation Discussion and Analysis.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2008 and as adjusted to reflect the sale of founder warrants and the sale of our common stock included in the units offered by this prospectus (assuming none of the individuals listed purchase units in our initial public offering, except as provided below), by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owners(1)	Number of Shares(2)	Percentage of Common Stock
Medallion Financial Corp.(3)	4,877,112	18.1%
Tony Tavares	284,453	1.0%
Jack Kemp(4)	107,781	*
Richard Mack	13,472	*
Andrew M. Murstein(5)	4,877,112	18.1%
Larry D. Hall	0	0
Henry L. Aaron	0	0
Mario M. Cuomo	0	0
Millenco LLC(6)	2,076,190	7.6%
All Directors and Officers as a Group (7 persons)(5)	5,282,818	19.55%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the stockholders is 437 Madison Avenue, New York, New York 10022.
(2)	Unless otherwise indicated, all ownership is direct beneficial ownership.
(3)	Mr. Murstein, our Vice Chairman and Secretary, is the President and a Director of Medallion Financial Corp. and, as of September 19, 2007, owned 1,630,000 shares of Medallion Financial Corp., approximately 9.32% of its issued and outstanding shares. As of March 25, 2008, Messrs. Aaron and Cuomo, each members of our Board of Directors and of the Board of Directors of Medallion owned 8,000 and 9,000 shares, respectively, of Medallion in each case, constituting less than one percent of its issued and outstanding shares.
(4)	Represents shares held by Kemp Partners, a limited liability company of which our Chairman, Mr. Kemp, owns 44% of the outstanding membership interests.
(5)	Represents shares held by Medallion of which Mr. Murstein is the President and a Director, as described in Note 3 above. Except to the extent of his pecuniary interest therein, Mr. Murstein disclaims beneficial ownership of such shares.
(6)	Based solely upon a Schedule 13G dated January 31, 2008.

Medallion and Tony Tavares, our President and Chief Executive Officer purchased in a private placement transaction 5,900,000 and 100,000 warrants, respectively, from us at a price of $1.00 per warrant immediately prior to the effectiveness of our initial public offering. These warrants which we refer to as the founder warrants cannot be sold or transferred by such founding stockholders until one year after the consummation of a business combination, provided that, if, after the consummation of a business combination, the surviving entity of such business combination subsequently consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders of such entity having the right to exchange their shares of common stock for cash, securities or other property, then such warrants may be released in order to enable holders of such founder warrants to participate in such exchange. The $6,000,000 purchase price of the founder warrants were added to the proceeds of our initial public offering to be held in the trust account pending our completion of one or more business combinations. If we do not complete one or more business combinations that meet the criteria described herein, then the $6,000,000 purchase price of the founder warrants will become part of the liquidation amount distributed to our public stockholders from our trust account and the founder warrants will become worthless.

All of the shares of common stock outstanding prior to the effective date of the registration statement will be placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earlier of:

•	one year following the consummation of a business combination; or

•

the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target acquisition.

During the escrow period, the holders of these shares of common stock will not be able to sell or transfer their securities except in certain limited circumstances (such as transfers to relatives and trusts for estate planning purposes, while remaining in escrow), but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, our founding stockholders will not receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering, including the common stock underlying the founder warrants.

Medallion Financial Corp. may be deemed our “parent,” while it and each of our officers and directors may be deemed to be a “promoter” of us, as these terms are defined under the federal securities laws.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 12, 2007, we issued 5,750,000 shares of our common stock to our founding stockholders listed below for $57,500 in cash, at a purchase price of $.01 per share.

Name and Address of Beneficial Owners(1)	Number of Shares(2)	Percentage of Common Stock
Medallion Financial Corp.(3)	4,525,000	18.1%
Kemp Partners(4)	100,000	*
Tony Tavares	265,000	1.1%
Richard Mack	12,500	*
Game Plan LLC(5)	100,000	*
All Directors and Officers as a Group (5 persons)(6)	377,500	1.51%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the stockholders is 437 Madison Avenue, New York, New York 10022.
(2)	Unless otherwise indicated, all ownership is direct beneficial ownership.
(3)	Mr. Murstein, our Vice Chairman and Secretary, is the President and a Director of Medallion Financial Corp. and, as of September 19, 2007, owned 1,630,000 shares of Medallion approximately 9.32% of its issued and outstanding shares. As of September 19, 2007, Messrs. Aaron and Cuomo, each members of our Board of Directors and of the Board of Directors of Medallion owned 7,333 and 9,000 shares, respectively, of Medallion in each case, constituting less than one percent of its issued and outstanding shares.
(4)	Kemp Partners is a limited liability company of which our Chairman, Mr. Kemp, owns 44% of the outstanding membership interests.
(5)	Game Plan LLC is a limited liability company of which our advisor, Robert L. Caporale, is the Chairman and our advisor, Randel E. Vataha, is the President. Messrs. Caporale and Vataha each own 50% of the outstanding limited liability company interests of Game Plan LLC.

Each of the stockholders listed above forfeited a portion of their previously issued shares upon the partial expiration of the underwriter’s over-allotment option. The number of shares owned by such stockholder following the forfeiture is as follows:

Name and Address of Beneficial Owners(1)	Number of Shares(2)	Percentage of Common Stock
Medallion Financial Corp.(3)	4,877,112	18.1%
Kemp Partners(4)	107,781	*
Tony Tavares	269,453	1.0%
Richard Mack	13,472	*
Game Plan LLC(5)	107,781	*
Doug Ellenoff	13,472	*

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the stockholders is 437 Madison Avenue, New York, New York 10022.
(2)	Unless otherwise indicated, all ownership is direct beneficial ownership.
(3)	Mr. Murstein, our Vice Chairman and Secretary, is the President and a Director of Medallion Financial Corp. and, as of September 19, 2007, owned 1,630,000 shares of Medallion approximately 9.32% of its issued and outstanding shares. As of September 19, 2007, Messrs. Aaron and Cuomo, each members of our Board of Directors and of the Board of Directors of Medallion owned 7,333 and 9,000 shares, respectively, of Medallion in each case, constituting less than one percent of its issued and outstanding shares.
(4)	Kemp Partners is a limited liability company of which our Chairman, Mr. Kemp, owns 44% of the outstanding membership interests.
(5)	Game Plan LLC is a limited liability company of which our advisor, Robert L. Caporale, is the Chairman and our advisor, Randel E. Vataha, is the President. Messrs. Caporale and Vataha each own 50% of the outstanding limited liability company interests of Game Plan LLC.

Our founding stockholders beneficially own 18% of the issued and outstanding shares of our common stock. Because of this ownership block, our founding stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of a business combination.

Medallion and Tony Tavares, our President and Chief Executive Officer purchased in a private placement transaction pursuant to Regulation D under the Securities Act, 5,900,000 and 100,000 warrants, respectively, from us at a price of $1.00 per warrant. These warrants will not be sold or transferred by it until the completion of our initial business combination. The $6,000,000 purchase price of the founder warrants were added to the proceeds of our initial public offering to be held in the trust account pending our completion of one or more business combinations. If we do not complete one or more business combinations that meet the criteria described in this prospectus, then the $6,000,000 purchase price of the founder warrants will become part of the liquidation amount distributed to our public stockholders from our trust account and the founder warrants will become worthless.

The holders of a majority of all of (i) the shares of common stock owned or held by our founding stockholders; and (ii) the shares of common stock issuable upon exercise of the founder warrants will be entitled to make up to three demands that we register these securities pursuant to an agreement to be signed prior to or on the effective date of the registration statement. Such holders may elect to exercise these registration rights at any time commencing on or after the date on which these securities are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the date on which these securities are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Because the founder warrants sold in the Regulation D private placement were originally issued pursuant to an exemption from registration requirements under the federal securities laws, the holders of the warrants purchased in the Regulation D private placement will be able to exercise their warrants even if, at the time of exercise, a prospectus relating to the common stock issuable upon exercise of such warrants is not current. Our founder warrants will become freely tradable only after they are registered pursuant to a registration rights agreement to be signed on or before the date of this prospectus.

Medallion advanced an aggregate of approximately $445,000 to us to cover expenses related to our initial public offering, such as SEC registration fees, FINRA registration fees, AMEX listing fees and legal and accounting fees and expenses. The loan amounts were from the proceeds of our initial public offering not being placed in trust.

We will reimburse our officers and directors, subject to board approval, for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target acquisitions and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged. Accountable out-of-pocket expenses incurred by our officers and directors will not be repaid out of proceeds held in trust until these proceeds are released to us upon the completion of a business combination, provided there are sufficient funds available for reimbursement after such consummation.

Our Chief Executive Officer, Tony Tavares, is the President and Chief Executive Officer of ProEminent Sports, LLC. Pursuant to a consulting agreement between ProEminent Sports, LLC and Medallion Financial Corp., Mr. Tavares acts as a consultant to Medallion Financial Corp. for sports related investments and, included within the scope of his duties is his service to us. Pursuant to the consulting agreement, Mr. Tavares has, among other things, agreed to serve as our Chief Executive Officer, help us identify a target business in the sports, entertainment and leisure industries, perform due diligence on the proposed target and negotiate and consummate a business combination with such a target business. Following a business combination, in the event Mr. Tavares is not offered employment with us as our Chief Executive Officer or a board position with us, Medallion has agreed to continue Mr. Tavares’ consulting arrangement for at least an additional twelve months. For the services rendered by ProEminent Sports, LLC to Medallion, Medallion pays ProEminent Sports a monthly fee of $20,000. Our advisors, Robert Caporale and Randel Vataha, are Chairman and President, respectively, and each own 50% of the membership interests, of Game Plan LLC. Medallion Financial Corp. is party to an agreement with Game Plan LLC pursuant to which Game Plan LLC will provide certain consulting services to Medallion and to us, including advising us in identifying a target business in the sports, entertainment and leisure industries. Mr. Caporale and Mr. Vataha have agreed to help us identify a target business in the sports, entertainment and leisure industries, perform due diligence on the proposed target and negotiate and consummate a business combination with such a target business. For the services rendered by Game Plan to Medallion, Medallion pays Game Plan a monthly fee of $10,000. The fees paid by Medallion pursuant to the consulting agreements are solely borne by Medallion and will not be reimbursed by us. We may separately engage Game Plan LLC in the future to provide consulting services to us in connection with identifying a target business in the sports, entertainment and leisure industries and consummating a business combination with such a target business. The services to be rendered and the fees to be paid to Game Plan under any future engagement will be the subject of negotiation between the parties prior to such engagement. Our Vice Chairman and Secretary, Andrew M. Murstein, also serves as the President and member of the Board of Directors of Medallion Financial Corp. Our Chief Financial Officer, Larry D. Hall, also serves as the Chief Financial Officer of Medallion Financial Corp. Other than the fees under these agreements and under any future agreement with Game Plan LLC into which we may enter, the compensation paid by Medallion Financial Corp. to these officers and advisors and the reimbursable out-of-pocket expenses payable to our officers and directors, in no event will any of our existing officers, directors or stockholders or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render, in order to effectuate the consummation of a business combination.

Our founding stockholders, officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount held outside of the trust account unless the business combination is consummated and there are sufficient funds available for reimbursement after such consummation. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

After the consummation of a business combination, if any, to the extent our management remains as officers of the resulting business, some of our officers and directors may enter into employment agreements, the terms of which shall be negotiated and which we expect to be comparable to employment agreements with other similarly-situated companies in the applicable sports-related industry. Further, after the consummation of a business combination, if any, to the extent our directors remain as directors of the resulting business, we anticipate that they will receive compensation comparable to directors at other similarly-situated companies in the applicable sports-related industry.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our disinterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Director Independence

Our board of directors has determined that Jack Kemp, Henry L. Aaron and Richard Mack are “independent directors” within the meaning of Rule 121(A) of the American Stock Exchange Company Guide and Rule 10A-3 promulgated under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal year ended December 31, 2007, the firm of Weiser LLP was our principal accountant. The following is a summary of fees paid or to be paid to Weiser for services rendered.

Audit Fees

The aggregate fees billed by Weiser for professional services rendered for the audit of our annual financial statements from the date of our inception through December 31, 2007 and for services performed in connection with the Company’s registration statement on Form S-1 filed in 2007, were approximately $124,950.

Audit Related Fees

Other than the fees described under the caption, “Audit Fees” above, Weiser did not bill any fees for services rendered to us during fiscal year ended December 31, 2007 for assurance and related services in connection with the audit or review of our financial statements.

Tax Fees

There were no fees billed by Weiser for professional services rendered during the fiscal year ended December 31, 2007 for tax compliance, tax advice, and tax planning.

All Other Fees

There were no fees billed by Weiser for other professional services rendered from the date of our inception through December 31, 2007.

Pre-Approval of Services

In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent registered public accounting firm to render audit and non-audit services, the engagement will be approved by our audit committee. Prior to the consummation of our initial pubic offering, our board of directors, as a whole, functioned as our audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. FINANCIAL STATEMENTS

The financial statements of Sports Properties Acquisition Corp. and the Report of Independent Public Accountants thereon are included as set forth on the Index to Financial Statements on F-1.

2. FINANCIAL STATEMENT SCHEDULES

See Index to Financial Statements on F-1.

Exhibit No.	Exhibit
1.1	Form of Underwriting Agreement.†

3.1.1	Certificate of Incorporation.†

3.1.2	Form of Amended and Restated Certificate of Incorporation.†

3.2	By-laws.†

4.1	Specimen Unit Certificate. †

4.2	Specimen Common Stock Certificate.†

4.3	Specimen Warrant Certificate. †

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. †

10.1	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. †

10.2	Form of Securities Escrow Agreement among the Registrant, Continental Stock Transfer & Trust Company, and the Founding Stockholders.†

10.3	Form of Registration Rights Agreement among the Registrant and the Founding Stockholders.†

10.4	Form of Letter Agreement between the Registrant and each Founding Stockholder, Officer, Director or Advisor. †

10.5	Form of Administrative Services Agreement between the Registrant and Medallion.†

10.6	Form of Subscription Agreement for warrants between the Registrant and Certain Founding Stockholders. †

10.7	Subscription Agreement for common stock between the Registrant and Medallion dated September 12, 2007.†

10.8	Subscription Agreement for common stock between the Registrant and Kemp Partners dated September 12, 2007.†

10.9	Subscription Agreement for common stock between the Registrant and Tony Tavares dated September 12, 2007.†

10.10	Subscription Agreement for common stock between the Registrant and Richard Mack dated September 12, 2007.†

10.11	Subscription Agreement for common stock between the Registrant and Game Plan LLC dated September 12, 2007.†

10.12	Subscription Agreement for common stock between the Registrant and Doug Ellenoff dated September 12, 2007.†

10.13	Promissory Note, dated September 4, 2007, issued to Medallion in the amount of $200,000.†

14.1	Code of Business Conduct and Ethics.

31.1	Certification of Tony Tavaras pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Tony Tavares pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

†	Incorporated by reference to the Company registration statement on Form S-1 filed on September 27, 2007, as amended (File No. 333-146353).

IMPORTANT INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Form 10-K and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-K will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-K should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-K. The inclusion of the forward-looking statements contained in this Form 10-K should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-K will be achieved. In light of the foregoing, readers of this Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein. These risks and others that are detailed in this Form 10-K and other documents that the Company files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and any current reports on Form 8-K must be considered by any investor or potential investor in the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTS PROPERTIES ACQUISITION CORP.

Date:	March 26, 2008

By:	/s/ Tony Tavares
Tony Tavares
Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall
Chief Financial Officer
Signing on behalf of the registrant as principal financial and accounting officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jack Kemp Jack Kemp	Chairman of the Board of Directors	March 26, 2008

/s/ Tony Tavares Tony Tavares	President and Chief Executive Officer (Principal Executive Officer)	March 26, 2008

/s/ Larry D. Hall Larry D. Hall	Chief Financial Officer (Principal Accounting Officer)	March 26, 2008

/s/ Andrew M. Murstein Andrew M. Murstein	Vice Chairman and Secretary	March 26, 2008

/s/ Henry L. Aaron Henry L. Aaron	Director	March 26, 2008

/s/ Mario M. Cuomo Mario M. Cuomo	Director	March 26, 2008

/s/ Richard Mack Richard Mack	Director	March 26, 2008

FINANCIAL STATEMENTS

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sports Properties Acquisition Corp.

We have audited the accompanying balance sheet of Sports Properties Acquisition Corp. (a corporation in the development stage) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the period from July 3, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sports Properties Acquisition Corp. as of December 31, 2007, and the results of its operations and its cash flows for the period from July 3, 2007 (inception) to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

/s/ Weiser LLP

WEISER LLP

New York, New York

March 21, 2008

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Balance Sheet

December 31, 2007
Assets
Current assets - cash	$198,250
Deferred offering costs	587,936

Total assets	$786,186

Liabilities and stockholders’ equity
Current liabilities
Accrued expenses	$147,268
Due to affiliate	245,261
Note payable to affiliate	200,000

Total current liabilities	592,529

Commitments	—

Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 5,750,000 shares issued and outstanding	5,750
Additional paid-in capital	196,254
Deficit accumulated during the development stage	(8,347)

Total stockholders’ equity	193,657

Total liabilities and stockholders’ equity	$786,186

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Statement of Operations

For the period from July 3, 2007 (Inception) to December 31, 2007
Organization costs and operating expenses	$8,347

Net loss	$(8,347)

Net loss per share - basic and diluted	$(0.00)

Weighted average shares outstanding - basic and diluted	5,750,000

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Balance at July 3, 2007 (Inception)	—	$—	$—	$—	$—

Issuance of common stock on September 12, 2007 at $0.01 per share for cash	5,750,000	5,750	51,750	—	57,500
Net loss	—	—	—	(8,347)	(8,347)
Offering expenses contributed by affiliate	—	—	144,504	—	144,504

Balance at December 31, 2007	5,750,000	$5,750	$196,254	$(8,347)	$193,657

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Statement of Cash Flows

For the period from July 3, 2007 (Inception) to December 31, 2007
Cash flows from operating activities
Net loss	$(8,347)
Organizational expenses paid by affiliate	7,703

Net cash used in operating activities	(644)

Cash flows from financing activities
Payment of offering costs	(58,606)
Proceeds from note payable - affiliate	200,000
Proceeds from sale of stock - private offering to founders	57,500

Net cash provided by financing activities	198,894

Net increase in cash	198,250
Cash at beginning of period	—

Cash at end of period	$198,250

Supplemental schedule of non-cash financing activities
Accrual of deferred offering costs	$384,827
Offering expenses contributed by affiliate	144,504

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Notes to Financial Statements

December 31, 2007

Note 1 — Organization and Nature of Business Operations

Sports Properties Acquisition Corp., a development stage company, (the Company) was incorporated in Delaware on July 3, 2007 for the purpose of effecting a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with one or more existing operating businesses in the sports and entertainment industries.

At December 31, 2007, the Company had not commenced any operations. All activity through December 31, 2007 related to the Company’s formation and public offering (the “Offering”) is described below. The Company has selected December 31 as its fiscal year end.

The Company’s registration statement was declared effective on January 17, 2008, and the offering was closed on January 24, 2008. Upon closing of the Offering, 100% of the gross proceeds ($200,000,000) of this offering was placed in a Trust Account invested until the earlier of (i) the consummation of the Company’s first Business Combination or (ii) the liquidation of the Company. The proceeds in the Trust Account include the deferred underwriting discount of $8,625,000 that will be released to the underwriters on completion of a Business Combination (subject to an approximately $0.43 per share reduction for public stockholders who exercise their conversion rights). Interest (net of taxes) earned on assets held in the Trust Account will remain in the Trust Account. However, up to $2,250,000 of the interest earned on the Trust Account (net of taxes payable on such interest) may be released to the Company to cover a portion of the Company’s operating expenses.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be applied toward effecting a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination. As used herein, a Business Combination shall mean the acquisition of one or more businesses that at the time of the Company’s initial business combination has a fair value of at least 80.0% of the Company’s assets held in the Trust Account (the “Trust Account”), excluding the deferred underwriting discounts and commissions from the offering of $8,625,000, and taxes payable.

The Company will seek stockholder approval before it will effect any Business Combination. The Company will proceed with a Business Combination only if a majority of the shares of common stock sold as part of the units in the Offering or in the aftermarket (the “Public Stockholders”) are voted in favor of the Business Combination and Public Stockholders owning no more than 29.9% of the shares sold in the Public Offering vote against the Business Combination and exercise their right to convert their shares into a pro rata share of the aggregate amount then on deposit in the Trust Account (up to 5,999,999 shares at $10 per share, or $59,999,990), and a majority of the outstanding shares of the Company’s common stock vote in favor of an amendment to the Company’s amended and restated certificate of incorporation to provide for its perpetual existence, see Note 5.

Public Stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the total amount on deposit in the Trust Account including the deferred underwriter’s discount, and including any interest earned on their portion of the Trust Account, net of up to $2,250,000 of the net interest income earned on the Trust Account which may be released to the Company to cover a portion of the Company’s operating expenses and income taxes payable thereon if a Business Combination is approved and completed. Public Stockholders who convert their stock into their share of the Trust Account will continue to have the right to exercise any warrants they may hold.

The Company will liquidate and promptly distribute only to its Public Stockholders the amount in the Trust Account, less any income taxes payable on interest income, plus any remaining net assets, if the Company does not effect a Business Combination by January 17, 2010.

Note 2 — Summary of Significant Accounting Policies

Net Loss per Common Share

Net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times exceeds the Federal Depository Insurance coverage of $100,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has recorded a deferred tax asset for the tax effect of temporary differences of $2,838 at December 31, 2007. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2007

The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance of $2,838 during the period July 3, 2007 (inception) to December 31, 2007.

Deferred Offering Costs

Deferred offering costs consist of legal fees, consulting fees paid to certain founding stockholders, and accounting fees, and other administrative costs incurred through the balance sheet date that relate to the Offering and that were charged to stockholders’ equity upon completion of the Offering.

Recently Issued Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

On January 24, 2008, the Company consummated its initial public offering of 20,000,000 units (the “Units”) at a price of $10.00 per unit, for gross proceeds of $200,000,000, which were netted against offering expenses of $14,475,840. In addition, the Company had granted its underwriters an option, exercisable no later than 30 days after the sale of the units, to purchase up to 3,000,000 additional units to cover over–allotments. Each Unit consists of one share of the Company’s common stock, $0.001 par value, and one warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.00, payable in readily available funds or through a net cashless exercise, commencing upon the later of the completion of a Business Combination or January 17, 2009, and expiring January 17, 2012, unless earlier redeemed. The warrants, including any warrants held by the underwriter, will be redeemable at the Company’s option, at a price of $0.01 per warrant upon 30 days’ written notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.

If the Company calls the warrants for redemption, it will have the option to require all holders that exercise their warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

In accordance with the warrant agreement relating to the warrants sold as part of the units in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of a registration statement for the shares underlying the warrants. If a registration statement is not effective, the Company cannot redeem the warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such warrant shall not be entitled to exercise such warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the warrants may expire unexercised and unredeemed.

The Company agreed to pay the underwriters in the Offering an underwriting discount of 7%, of which 2.6875% was paid from the gross proceeds of the Offering, and the underwriters have agreed that the remaining 4.3125% ($8,625,000) of the underwriting discount will not be payable unless and until the Company completes a Business Combination, and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination. The underwriters have agreed to reimburse the Company for $500,000 of offering expenses.

On January 29, 2008, the underwriters informed the Company they had exercised the over-allotment option in part, for 1,556,300 units of the 3,000,000 total units subject to the over-allotment option, and had waived their right to exercise the over-allotment option with respect to any additional units. The $10 per unit exercise price will result in net proceeds of $15,144,744, inclusive of the deferred underwriting fees of $671,154, which amount will be placed in the Trust Account. The transaction closed on February 1, 2008. This exercise resulted in the forfeiture of 360,929 founder shares, at no cost to the Company, leaving the founders with shareholdings of 5,389,071, and Medallion’s ownership position at approximately 18%.

Note 4 — Note Payable to Affiliate, Related Party Transactions, and Commitments

The Company issued a $200,000 unsecured promissory note to Medallion Financial Corp (“Medallion”), its sponsor, on September 4, 2007. The note was non-interest bearing and was repaid on the consummation of the offering by the Company. Due to the short-term nature of the note, the carrying value of the note approximated fair value. As of January 24, 2008, Medallion owned 20% of the outstanding equity interests in the Company, with the balance held primarily by the public stockholders. In addition, Medallion paid $389,765 on the Company’s behalf for various organizational and offering expenses, $245,261 which has been reimbursed by the Company to Medallion, and $144,504 which has been recorded as additional paid-in capital.

The Company incurred legal fees of approximately $291,000 during the period from July 3, 2007 (inception) to December 31, 2007 with a law firm in which a member of the Company’s Board of Directors is senior counsel.

The Company presently occupies office space provided by Medallion, which has agreed that until the Company consummates a Business Combination, it will make such office space as may be required, as well as certain office and secretarial services, available to the Company. The Company has agreed to pay $7,500 a month in total for office space and general and administrative services to Medallion. Services commenced on the effective date of the offering and will terminate upon the earlier of (i) the completion of the Business Combination, or (ii) the Company’s liquidation.

Certain officers and directors of Medallion are also officers and directors of the Company.

Pursuant to letter agreements which the founding stockholders entered into with the Company and the underwriters, the founding stockholders will waive their rights to receive distributions with respect to their founding shares should the Company be liquidated.

Medallion has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors, service providers, providers of financing, or other entities that are owed money by the Company for services or financing rendered or contracted for, or for products sold to the Company.

In the event of liquidation, the Company will pay the costs of liquidation from the remaining assets outside of the Trust Account. To the extent such funds are not available, Medallion has agreed to provide the Company the necessary funds (currently anticipated to be no more than approximately $50,000 in the event that the Company’s corporate existence ceases by operation of law), and has agreed not to seek repayment for such expenses.

Medallion, the Company’s primary stockholder, acquired 5,900,000 warrants to purchase 5,900,000 shares of common stock from the Company and Tony Tavares, the Company’s President and Chief Executive Officer, acquired 100,000 warrants to purchase 100,000 shares of common stock from the Company, in each case, at a price of $1.00 per warrant for a total of $6,000,000 in a private placement just prior to the completion of this offering. Medallion and Tony Tavares have each further agreed that they will not sell or transfer these warrants until after the Company consummates a Business Combination.

It is anticipated that the purchase price of $1.00 per warrant for the private placement warrants will meet or exceed the fair value of such warrants on the date of purchase and, accordingly, no compensation expense was recognized with respect to the issuance of the founder warrants. However, the actual fair value and any compensation impact will be determined based on the actual trading values of the warrants at the time they commence trading as separate instruments. Should the purchase price of the warrants be less than the actual trading value when they commence trading as separate instruments, the difference will be recorded as compensation expense.

The Company’s founding stockholders are entitled to require the Company to register their shares of common stock and warrants at any time after their shares of common stock or warrants are released from escrow, which will not be before one year from the consummation of a business combination, provided that, if, after the consummation of a business combination, the surviving entity of such business combination subsequently consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders of such entity having the right to exchange their shares of common stock for cash, securities or other property, then such shares or warrants may be released in order to enable holders of such founder warrants to participate in such exchange. In addition, the founding stockholders and the holders of the founder warrants (or underlying securities) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Note 5 — Common Stock

As of January 24, 2008, 25,750,000 shares of common stock are outstanding, 20% held by Medallion, and the balance held primarily by the public stockholders. On January 24, 2008, the Company issued 20,000,000 units, which included 20,000,000 shares of common stock and 20,000,000 warrants for a purchase price of $10 per unit. On September 12, 2007, the Company issued 5,750,000 shares for $57,500 in cash, for a purchase price of $0.01 per share to the founding stockholders. If the underwriters’ over-allotment option is not exercised in full, the founding stockholders will forfeit up to the 750,000 shares, proportionate to the percentage of the underwriters’ over-allotment option not exercised, at no cost to the Company.

On September 25, 2007, the Company’s Board of Directors and stockholders approved an increase in the authorized common shares from 50,000,000 to 100,000,000, and provided for the liquidation of the Trust Account in the event the Company does not consummate a Business Combination by January 17, 2010. The amended and restated certificate of incorporation reflecting the approved increase in the number of shares of common stock and term of corporate existence was filed with the Secretary of State in the State of Delaware on January 17, 2008.

Note 6 — Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.