Form 10-K/A
period 2007-12-31
Sports Properties Acquisition Corp.
filed 2008-04-04
CIK 1412203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☒            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Units, each consisting of one share of the registrant’s common stock and one warrant exercisable for an additional share of common stock, on March 25, 2008 was approximately $204,711,126. This date was used because the registrant’s units were not publicly traded at the end of its most recently completed second fiscal quarter.

The number of outstanding shares of the registrant’s common stock on March 25, 2008 was 26,945,371 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE:

Sports Properties Acquisition Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2007 to revise the cover page to the Form 10-K to reflect the accurate aggregate market value of the voting and the non-voting equity held by the Company’s non-affiliates and number of outstanding shares of the Company’s common stock. Of the 26,945,371 shares of common stock outstanding, 12,227,234 are contained in Units issued by the Company.

This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K. With this Amendment No. 1, the principal executive officer and principal financial officer of the Company have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. FINANCIAL STATEMENTS

The financial statements of Sports Properties Acquisition Corp. and the Report of Independent Public Accountants thereon are included as set forth on the Index to Financial Statements on F-1 previously filed with the Company’s Form 10-K on March 26, 2008.

2. FINANCIAL STATEMENT SCHEDULES

See Index to Financial Statements on F-1 previously filed with the Company’s Form 10-K on March 26, 2008.

Exhibit No.	Exhibit
1.1	Form of Underwriting Agreement.†

3.1.1	Certificate of Incorporation.†

3.1.2	Form of Amended and Restated Certificate of Incorporation.†

3.2	By-laws.†

4.1	Specimen Unit Certificate. †

4.2	Specimen Common Stock Certificate.†

4.3	Specimen Warrant Certificate. †

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. †

10.1	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. †

10.2	Form of Securities Escrow Agreement among the Registrant, Continental Stock Transfer & Trust Company, and the Founding Stockholders.†

10.3	Form of Registration Rights Agreement among the Registrant and the Founding Stockholders.†

10.4	Form of Letter Agreement between the Registrant and each Founding Stockholder, Officer, Director or Advisor. †

10.5	Form of Administrative Services Agreement between the Registrant and Medallion.†

10.6	Form of Subscription Agreement for warrants between the Registrant and Certain Founding Stockholders. †

10.7	Subscription Agreement for common stock between the Registrant and Medallion dated September 12, 2007.†

10.8	Subscription Agreement for common stock between the Registrant and Kemp Partners dated September 12, 2007.†

10.9	Subscription Agreement for common stock between the Registrant and Tony Tavares dated September 12, 2007.†

10.10	Subscription Agreement for common stock between the Registrant and Richard Mack dated September 12, 2007.†

10.11	Subscription Agreement for common stock between the Registrant and Game Plan LLC dated September 12, 2007.†

10.12	Subscription Agreement for common stock between the Registrant and Doug Ellenoff dated September 12, 2007.†

10.13	Promissory Note, dated September 4, 2007, issued to Medallion in the amount of $200,000.†

14.1	Code of Business Conduct and Ethics. Previously filed.

31.1	Certification of Tony Tavares pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Tony Tavares pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

†	Incorporated by reference to the Company registration statement on Form S-1 filed on September 27, 2007, as amended (File No. 333-146353).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTS PROPERTIES ACQUISITION CORP.

Date: April 4, 2008

By:	/s/ Larry D. Hall
Larry D. Hall
Chief Financial Officer