Form 10-Q
period 2008-03-31
Sports Properties Acquisition Corp.
filed 2008-05-14
CIK 1412203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-Accelerated Filer  ☒        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☒    No  ☐

The number of outstanding shares of the registrant’s common stock on May 13, 2008 was 26,945,371 shares.

SPORTS PROPERTIES ACQUISITION CORP.

FORM 10-Q

The following discussion should be read in conjunction with our financial statements and the notes to those statements and other financial information appearing elsewhere in this report.

This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words, expects, anticipates, intends, believes, or similar language. Actual results could differ materially from those anticipated in such forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statements. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets
Cash	$219,619	$198,250
Cash and cash equivalents — trust account	216,466,920	—
Prepaid expenses	99,742	—

Total current assets	216,786,281	198,250
Deferred offering costs	—	587,936

Total assets	$216,786,281	$786,186

Liabilities and stockholders’ equity
Current liabilities
Accrued expenses	$546,492	$147,268
Due to affiliate	78,557	245,261
Deferred underwriters fees	9,296,154	—
Note payable to affiliate	—	200,000

Total current liabilities	9,921,203	592,529

Common stock, subject to possible redemption, 6,466,888 shares, at redemption value (note 1)	64,668,880	—

Commitments	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 26,945,371 and 5,750,000 shares issued and outstanding	26,945	5,750
Additional paid-in capital	141,375,683	196,254
Retained earnings (deficit) accumulated during the development stage	793,570	(8,347)

Total stockholders’ equity	142,196,198	193,657

Total liabilities and stockholders’ equity	$216,786,281	$786,186

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Statements of Operations

	For the Three Months Ended March 31, 2008	For the period from July 3, 2007 (Inception) to December 31, 2007	For the period from July 3, 2007 (Inception) to March 31, 2008
	(unaudited)		(unaudited)
Interest income	$1,322,176	$—	$1,322,176
Insurance expense	22,810	—	22,810
Administrative fees paid to affiliate	18,750	—	18,750
Organization costs and other operating expenses	6,607	8,347	14,954

Total expenses	48,167	8,347	56,514
Income (loss) before income taxes	1,274,009	(8,347)	1,265,662
Provision for income taxes	472,092	—	472,092
Net income (loss)	$801,917	($8,347)	$793,570

Net income (loss) per share — basic and diluted	$0.04	($0.00)

Weighted average shares outstanding — basic and diluted	21,483,212	5,750,000

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit) Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Balance at July 3, 2007 (Inception)	—	$—	$—	$—	$—

Issuance of common stock on September 12, 2007 at $0.01 per share for cash	5,750,000	5,750	51,750	—	57,500
Net loss	—	—	—	(8,347)	(8,347)
Offering expenses contributed by affiliate	—	—	144,504	—	144,504

Balance at December 31, 2007 unaudited:	5,750,000	5,750	196,254	(8,347)	193,657
Net income	—	—	—	801,917	801,917
Issuance of 6,000,000 warrants on January 17, 2008 at $1.00 per warrant for cash	—	—	6,000,000	—	6,000,000
Issuance of 20,000,000 units (1 share of common stock and 1 warrant) to public stockholders on January 24, 2008 at $10 per unit for cash, net of offering costs	20,000,000	20,000	125,504,171	—	125,524,171
Issuance of 1,556,300 units (1 share of common stock and 1 warrant) to public stockholders on February 1, 2008 at $10 per unit for cash, net of offering costs	1,556,300	1,556	9,674,897	—	9,676,453
Forfeiture of 360,929 shares of common stock owned by founders, at no cost, on February 1, 2008, related to underwriters overallotment not being fully exercised	(360,929)	(361)	361	—	—

Balance at March 31, 2008 - unaudited	26,945,371	$26,945	$141,375,683	$793,570	$142,196,198

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Statements of Cash Flows

	For the Three Months Ended March 31, 2008	For the period from July 3, 2007 (Inception) to December 31, 2007	For the period from July 3, 2007 (Inception) to March 31, 2008
	(unaudited)		(unaudited)
Cash flows from operating activities
Net income (loss)	$801,917	($8,347)	$793,570
Adjustments to reconcile net income (loss) to net cash used in operating activities
Net increase in prepaid expenses	(99,741)	—	(99,741)
Net increase in accrued expenses	471,492	—	471,492
Organizational expenses paid by affiliate	—	7,703	7,703

Net cash used in operating activities	1,173,668	(644)	1,173,024

Cash flows from investing activities
Payment to trust account	(216,466,920)	—	(216,466,920)

Net cash (used in) investing activities	(216,466,920)	—	(216,466,920)

Cash flows from financing activities
Proceeds from sale of stock and warrants — public offering of units	215,563,000	—	215,563,000
Proceeds from sale of warrants — private offering to founders	6,000,000	—	6,000,000
Payment of offering costs, net	(5,821,869)	(58,606)	(5,880,475)
Proceeds from (repayment of) note payable and due to affiliate	(426,510)	200,000	(226,510)
Proceeds from sale of stock — private offering to founders	—	57,500	57,500

Net cash provided by financing activities	215,314,621	198,894	215,513,515

Net increase in cash	21,369	198,250	219,619
Cash at beginning of period	198,250	—	—

Cash at end of period	$219,619	$198,250	$219,619

Supplemental schedule of non-cash financing activities
Deferred underwriters fees	$9,296,154	$—	$9,296,154
Accrual of deferred offering costs	75,000	384,827	75,000
Offering costs due to affiliate	59,807	—	59,807
Offering expenses contributed by affiliate	—	144,504	144,504

Supplemental information
Cash paid during the period for income taxes	$600	—	$600

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Notes to Financial Statements

March 31, 2008

Note 1 – Organization and Nature of Business Operations

Sports Properties Acquisition Corp., a development stage company, (the “Company”) was incorporated in Delaware on July 3, 2007 for the purpose of effecting a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with one or more existing operating businesses in the sports and entertainment industries.

At March 31, 2008, the Company had limited operations. All activity through January 24, 2008 related to the Company’s formation and public offering (the “Offering”) as described below, and subsequent to the Offering included efforts to identify potential Business Combination targets. The Company has selected December 31 as its fiscal year end.

The Company’s registration statement was declared effective on January 17, 2008, and the offering was closed on January 24, 2008. Upon closing of the Offering, 100% of the proceeds ($200,000,000) of this offering was placed in a Trust Account invested until the earlier of (i) the consummation of the Company’s first Business Combination or (ii) the liquidation of the Company. The proceeds in the Trust Account include the deferred underwriting discount of $9,296,154 that will be released to the underwriters on completion of a Business Combination (subject to an approximately $0.43 per share reduction for public stockholders who exercise their conversion rights). Interest (net of taxes) earned on assets held in the Trust Account will remain in the Trust Account. However, up to $2,250,000 of the interest earned on the Trust Account (net of taxes payable on such interest) may be released to the Company to cover a portion of the Company’s operating expenses.

On January 29, 2008, the underwriters informed the Company they had exercised the over-allotment option in part, for 1,556,300 units of the 3,000,000 total units subject to the over-allotment option, and had waived their right to exercise the over-allotment option with respect to any additional units. This transaction closed on February 1, 2008. The exercise was at $10 per unit and resulted in net proceeds of $15,144,744, inclusive of the deferred underwriting fees of $671,154, which amount was placed in the Trust Account. This exercise resulted in the forfeiture of 360,929 founder shares, at no cost to the Company, leaving the founders with shareholdings of 5,389,071, and Medallion’s ownership position is 18%.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of the Offering are intended to be applied toward effecting a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination. As used herein, a Business Combination shall mean the acquisition of one or more businesses that at the time of the Company’s initial business combination has a fair value of at least 80.0% of the Company’s assets held in the Trust Account (the “Trust Account”), excluding the deferred underwriting discounts and commissions from the offering of $9,296,154, and taxes payable.

The Company will seek stockholder approval before it will effect any Business Combination. The Company will proceed with a Business Combination only if a majority of the shares of common stock sold as part of the units in the Offering or in the aftermarket (the “Public Stockholders”) are voted in favor of the Business Combination and Public Stockholders owning no more than 29.9% of the shares sold in the Public Offering vote against the Business Combination and exercise their right to convert their shares into a pro rata share of the aggregate amount then on deposit in the Trust Account (up to 6,466,888 shares at $10 per share, or $64,668,880), and a majority of the outstanding shares of the Company’s common stock vote in favor of an amendment to the Company’s amended and restated certificate of incorporation to provide for its perpetual existence, see Note 5.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Preparation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with Rule 10-1 of Regulation S-X promulgated by the Securities and Exchange Commission and, accordingly, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations as of March 31, 2008 and the results of its operations for the period from July 3, 2007 (date of inception) to March 31, 2008 and the three months ended March 31, 2008. The results of operations for these periods are not necessarily indicative of the results of operations to be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007. The December 31, 2007 balance sheet has been derived from the audited financial statements included therein.

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Warrants have not been considered in the calculation of net income (loss) per share because the shares underlying the warrants are contingently issuable.

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

Income Taxes

The Company has provided for income taxes, all of which are currently payable, of $472,092 at the statutory rate for net income earned through March 31, 2008. Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred tax asset for the tax effect of temporary differences of $2,838 as of December 31, 2007. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company recorded a full valuation allowance at December 31, 2007. As a result, the effective tax rate differed from the statutory rate of 34% due to the increase in the valuation allowance of $2,838.

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

Note 3 – Initial Public Offering

On January 24, 2008, the Company consummated its initial public offering of 20,000,000 units (the “Units”) at a price of $10.00 per unit, for gross proceeds of $200,000,000, which were netted against offering expenses of $14,475,840. In addition, the Company’s underwriters exercised the over-allotment option for 1,556,300 units of the 3,000,000 total units subject to the over-allotment option, and waived their right to exercise the over-allotment option with respect to any additional units on February 1, 2008. The exercise was at $10 per unit and resulted in net proceeds of $15,144,744, inclusive of the deferred underwriting fees of $671,154, which amount was placed in the Trust Account. Each Unit consists of one share of the Company’s common stock, $0.001 par value, and one warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.00, payable in readily available funds or through a net cashless exercise, commencing upon the later of the completion of a Business Combination or January 17, 2009, and expiring January 17, 2012, unless earlier redeemed. The warrants, including any warrants held by the underwriter, will be redeemable at the Company’s option, at a price of $0.01 per warrant upon 30 days’ written notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.

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

The Company agreed to pay the underwriters in the Offering an underwriting discount of 7%, of which 2.6875% was paid from the gross proceeds of the Offering, and the underwriters have agreed that the remaining 4.3125% ($9,296,154) of the underwriting discount will not be payable unless and until the Company completes a Business Combination, and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination. The underwriters reimbursed the Company for $500,000 of offering expenses.

Note 4 – Note Payable to Affiliate, Related Party Transactions, and Commitments

The Company issued a $200,000 unsecured promissory note to Medallion, its sponsor, on September 4, 2007. The note was non-interest bearing and was repaid on the consummation of the offering by the Company. Due to the short-term nature of the note, the carrying value of the note approximated fair value. As of March 31, 2008, Medallion owned 18% of the outstanding equity interests in the Company, with the balance held primarily by the public stockholders. In addition, Medallion paid $449,572 on the Company’s behalf for various organizational and offering expenses, $245,261 which has been reimbursed by the Company to Medallion, $144,504 which has been recorded as additional paid-in capital, and $59,807 which is included in offering costs due to affiliate at March 31, 2008.

The Company incurred legal fees of approximately $410,314 during the period from July 3, 2007 (inception) to March 31, 2008 with a law firm in which a member of the Company’s Board of Directors is senior counsel.

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

Pursuant to letter agreements which the founding stockholders entered into with the Company and the underwriters, the founding stockholders waived their rights to receive distributions with respect to their founding shares should the Company be liquidated.

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

Medallion, the Company’s primary stockholder, acquired 5,900,000 warrants to purchase 5,900,000 shares of common stock from the Company and Tony Tavares, the Company’s President and Chief Executive Officer, acquired 100,000 warrants to purchase 100,000 shares of common stock from the Company, in each case, at a price of $1.00 per warrant for a total of $6,000,000 in a private placement just prior to the completion of the Offering. Medallion and Tony Tavares have each further agreed that they will not sell or transfer these warrants until after the Company consummates a Business Combination.

The purchase price of $1.00 per warrant for the private placement warrants exceeded the fair value of such warrants on the date of purchase and, accordingly, no compensation expense was recognized with respect to the issuance of the founder warrants.

The Company’s founding stockholders are entitled to require the Company to register their shares of common stock at any time after their shares of common stock or warrants are released from escrow, which will not be before one year from the consummation of a business combination, provided that, if, after the consummation of a business combination, the surviving entity of such business combination subsequently consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders of such entity having the right to exchange their shares of common stock for cash, securities or other property, then such shares or warrants may be released in order to enable holders of such founder warrants to participate in such exchange. In addition, the founding stockholders and the holders of the founder warrants (or underlying securities) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Note 5 – Common Stock

As of March 31, 2008, 26,945,371 shares of common stock are outstanding, 18% held by Medallion, and the balance held primarily by the public stockholders. On February 1, 2008, the Company’s underwriters exercised the over-allotment option for 1,556,300 units of the 3,000,000 total units subject to the over-allotment option, and waived their right to exercise the over-allotment option with respect to any additional units, resulting in the forfeiture of 360,929 founder shares, at no cost to the Company, On January 24, 2008, the Company issued 20,000,000 units, which included 20,000,000 shares of common stock and 20,000,000 warrants for a purchase price of $10 per unit. On September 12, 2007, the Company issued 5,750,000 shares for $57,500 in cash, for a purchase price of $0.01 per share to the founding stockholders.

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

Note 6 – Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the quarter ended March 31, 2008, interest income on the trust account amounted to $1,322,176. Our operating expenses during the period were $48,167, consisting of $22,810 in insurance expense, $18,750 in administrative fees paid to Medallion and $6,607 in organization costs and other operating expenses. Our net income after provision for income taxes was $801,917.

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

•

our working capital requirements before we complete a business combination, to a maximum of $2,250,000, and, if necessary, funding up to $50,000 of the costs of our potential dissolution and liquidation; and

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

We expect to use substantially all of the net proceeds of our initial public offering and the private placement to acquire a target business, including payment of expenses we incur in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that we use debt or equity securities as consideration in a business combination and do not use all of the funds in the trust account, we will use the remaining trust account funds to finance the operations of the target business. We believe that the $2,250,000 that we are allowed to draw from interest earned on the trust account will be sufficient to allow us to operate until at least April 1, 2009, even if we do not complete a business combination during that time.

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

Contractual Obligations

We did not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities. Following the end of our fiscal year, on January 17, 2008, we entered into a services agreement with Medallion Financial Corp. requiring us to pay $7,500 per month. The agreement terminates on the earlier of the completion of a business combination or upon our dissolution.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. We are subject to interest rate fluctuation risk on the earnings in the trust account which was funded in January 2008.

ITEM 4T.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008. There was no change in internal control over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There is no litigation currently pending or, to our knowledge, contemplated against us or any of our officers or directors in their capacity as such.

ITEM 1A.	RISK FACTORS

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

Pursuant to our amended and restated certificate of incorporation, we have until January 17, 2010 to complete a business combination. If we fail to consummate a business combination within the required time frame, our corporate existence will, in accordance with our amended and restated certificate of incorporation, cease except for the purposes of winding up our affairs and liquidating. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination. We do not have any specific business combination under consideration. We view this obligation to liquidate as an obligation to our stockholders and that investors will make an investment decision, relying, at least in part, on this provision. Thus, without the affirmative vote cast at a meeting of stockholders of at least 95% of the common stock issued in our initial public offering, neither we nor our board of directors will take any action to amend or waive any provision of our amended and restated certificate of incorporation to allow us to survive for a longer period of time. In addition, we will not support, directly or indirectly, or in any way endorse or recommend, that stockholders approve an amendment or modification to such provision if it does not appear we will be able to consummate a business combination within the foregoing time periods. Our founding stockholders have waived their rights to participate in any liquidation distribution with respect to the shares of common stock owned by each of them prior to our initial public offering or acquired in the private placement, including the shares of common stock underlying the founder warrants. There will be no distribution from the trust account with respect to the founder warrants which will expire worthless. We will pay the costs of liquidation, which we currently estimate to be up to $50,000, from our remaining assets held outside of the trust account. In addition, Medallion has agreed to indemnify us for all claims of any vendors, service providers, providers of financing or other entities that are owed money by us for services or financing provided or contracted for, or products sold to us or the claims of any target businesses to the extent that we fail to obtain valid and enforceable waivers from such vendors, service providers, prospective target business, providers of financing or other entities in order to protect the amounts held in trust.

There are no assurances that certain provisions of our amended and restated certificate of incorporation will not be amended other than in connection with the consummation of a business combination.

We believe that a vote to amend or waive any provision of our amended and restated certificate of incorporation would likely take place only to allow additional time to consummate a pending business combination. We view these provisions to be obligations to our stockholders and we believe that investors will make an investment decision relying, at least in part, on these provisions. Although we are contractually obligated not to amend or waive these provisions pursuant to the underwriting agreement that we entered into with the underwriters in connection with our initial public offering, we cannot assure you that other provisions of our amended and restated certificate of incorporation will not be amended or waived by the affirmative vote cast at a meeting of stockholders of at least 95% of the common stock issued in our initial public offering. Such an amendment or waiver may result in changes to other provisions to which we do not intend to propose any amendment and that we view as obligations to our stockholders, and in reliance upon which we believe that investors will make an investment decision, including the requirement that a target business have a fair market value of at least 80% of our net assets held in trust (net of taxes and other than the portion representing our underwriters’ deferred discount) at the time of such acquisition, the conversion rights of public stockholders or the requirement that a business combination may not proceed if 30% or more of public stockholders both vote against a business combination and exercise their conversion rights. If such an amendment or waiver were approved, we would be able to enter into a business combination that is less advantageous for our public stockholders or with which a substantial number of our public stockholders disagree, such as a business combination stockholders opposed to which are not entitled to conversion rights or a business combination with a target business having a fair market value of less than 80% of our net assets held in trust (net of taxes and other than the portion representing our underwriters’ deferred discount) at the time of acquisition.

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

Although we are required to use our best efforts to have an effective registration statement covering the issuance of the shares of common stock underlying the warrants at the time that our warrant holders exercise their warrants, we cannot guarantee that a registration statement will be effective, in which case our warrant holders may not be able to exercise their warrants and therefore the warrants could expire worthless.

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

We currently believe that, upon consummation of our initial public offering, the funds available to us outside of the trust account together with up to $2,250,000 of net interest income earned on the trust account that may be released to us will be sufficient to allow us to operate until January 17, 2010, assuming that a business combination is not consummated during that time. Based upon the experience of the members of our board and consultation with them regarding a reasonable budget for consummating a transaction of this kind and nature, and a review of budgets publicly disclosed by blank-check companies, we determined that this was an appropriate approximation of the expenses. If costs are higher than expected we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, any potential target acquisitions. In such event, we would need to obtain additional funds from our founding stockholders or another source to continue operating. The $401,317 not held in the trust account and up to $2,250,000 of net interest income earned on the trust account will be reserved for working capital purposes. We could use a portion of these funds to pay due diligence costs in connection with a potential business combination or to pay fees to consultants to assist us with our search for a target acquisition. We could also use a portion of these funds as a down payment, “reverse break-up fee” (a provision in a merger agreement designed to compensate the target for any breach by the buyer which results in a failure to close the transaction), or to fund a “no-shop” provision (a provision in letters of intent designed to keep target acquisitions from “shopping” around for transactions with others on terms more favorable to such target acquisitions) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into such a letter of intent where we paid for the right to receive exclusivity from a target acquisition and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise) or if we agree to a reverse break-up fee and subsequently were required to pay such fee as a result of our breach of the acquisition agreement, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to any other potential target acquisitions. In such event, we would need to obtain additional funds from our founding stockholders or another source to continue operations. We are contractually limited in our ability to issue equity securities prior to the consummation of a business combination. Although we are not contractually limited from borrowing money, we may be unable to borrow money on terms which are favorable to us, if at all.

Our current officers and directors may resign upon consummation of a business combination.

Upon consummation of a business combination, the role of our founding officers and directors in the target business cannot presently be fully ascertained. While it is possible that one or more of our founding officers and directors will remain in senior management or as directors following a business combination, we may employ other personnel following the business combination. If we acquire a target business in an all cash transaction, it would be more likely that our founding officers and our directors would remain with us if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company were to control the combined company, following a business combination, it may be less likely that our founding officers or directors would remain with the combined company unless it was negotiated as part of the transaction through the acquisition agreement, an employment agreement or other arrangement.

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

Because any target business with which we attempt to complete a business combination may be required to provide our stockholders with financial statements prepared in accordance with and reconciled to United States generally accepted accounting principles or in accordance with International Financial Reporting Standards the pool of prospective target businesses may be limited.

In accordance with the requirements of United States federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business may be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to, U.S. generally accepted accounting principles or in accordance with International Financial Reporting Standards and audited in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Although we would attempt to provide such audited or unaudited historical financial statement if required by applicable law or regulations, such historical financial statements are often not required, and, therefore, stockholders voting on a proposed transaction would not have the benefit of financial statements of past operations. However, to the extent that a proposed target business does not have, or cannot prepare, financial statements which have been prepared with, or which can be reconciled to, U.S. GAAP or in accordance with International Financial Reporting Standards, such as if we acquire certain assets, and audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) and such audited or unaudited financial statements are required by applicable law or regulations, we will not be able to acquire that proposed target business. These financial statement requirements may limit the pool of potential target businesses.

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

We may issue additional shares of our capital stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

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

Although we have no existing commitments to issue any notes or other debt securities, or to otherwise incur debt, we may choose to incur substantial debt to complete a business combination. The incurrence of debt could result in:

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

We will not propose any business combination with any potential target business to our stockholders if any of our officers, directors, advisors or founding stockholders is an affiliate of such potential target business, or if such potential target business has received a material investment from any of these individuals or entities. Nevertheless, several of our officers, directors, advisors and founding stockholders are engaged in other business activities and have extensive relationships in the sports, leisure or entertainment industries. Our Chief Executive Officer, Tony Tavares, is the President and Chief Executive Officer of ProEminent Sports, LLC. Pursuant to a consulting agreement between ProEminent Sports, LLC and Medallion Financial Corp., Mr. Tavares acts as a consultant to Medallion for sports related investments and, included within the scope of his duties is his service to us. Pursuant to the consulting agreement, Mr. Tavares has, among other things, agreed to serve as our Chief Executive Officer, review and help define our scope of business. Mr. Tavares has agreed to help us identify a target business in the sports, entertainment and leisure industries, perform due diligence on the proposed target and negotiate and consummate a business combination with such a target business. Our advisors, Robert Caporale and Randel Vataha, are Chairman and President, respectively, and each own 50% of the membership interests, of Game Plan LLC. Medallion is a party to an agreement with Game Plan LLC pursuant to which Game Plan LLC provides certain consulting services to Medallion and to us, including advising us in identifying a target business in the sports, entertainment and leisure industries. Mr. Caporale and Mr. Vataha have agreed to help us identify a target business in the sports, entertainment and leisure industries, perform due diligence on the proposed target and negotiate and consummate a business combination with such a target business. We may separately engage Game Plan LLC in the future to provide consulting services to us in connection with identifying a target business in the sports, entertainment and leisure industries and consummating a business combination with such a target business. The services to be rendered and the fees to be paid to Game Plan under any future engagement will be the subject of negotiation between the parties prior to such engagement. Our Vice Chairman and Secretary, Andrew M. Murstein, also serves as the President of Medallion, and our Chief Financial Officer, Larry D. Hall, also serves as the Chief Financial Officer of Medallion. ProEminent Sports, LLC, Medallion, Game Plan LLC, or any of our officers, directors, advisors or founding stockholders may have relationships or have clients who have relationships with a potential target business. Other than the fees under these agreements and under any future agreement with Game Plan LLC into which we may enter and the compensation paid by Medallion to these officers and advisors, in no event will any of our existing officers, directors or stockholders or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render, in order to effectuate the consummation of a business combination. However, such individuals and entities will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target acquisitions and performing due diligence on suitable business combinations. After a business combination, such individuals may be paid consulting, management or other fees from target businesses, with any and all amounts being fully disclosed to stockholders, to the extent known, in the proxy solicitation materials furnished to the stockholders. Any such compensation to be paid to our officers, directors or founding stockholders after a business combination may influence their evaluation of a potential business combination, resulting in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

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

The sports, leisure and entertainment industries are highly cyclical, which may affect our future performance and ability to sell our products or services and, in turn, hurt our profitability.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the past three years, we sold the following shares of common stock without registration under the Securities Act:

Stockholders	Number of Shares
Medallion Financial Corp.(1)	5,203,750
Tony Tavares	287,500
Kemp Partners(2)	115,000
Game Plan LLC(3)	115,000
Richard Mack	14,375
Doug Ellenoff	14,375

Total	5,750,000

Each of the stockholders listed above forfeited a portion of their previously issued shares upon the expiration of the underwriter’s over-allotment option on February 1, 2008. The number of shares owned by such stockholders following the forfeiture is as follows:

Stockholders	Number of Shares
Medallion Financial Corp.(1)	4,877,112
Tony Tavares	269,453
Kemp Partners(2)	107,781
Game Plan LLC(3)	107,781
Richard Mack	13,472
Doug Ellenoff	13,472

Total	5,389,071

(1)	Mr. Murstein, our Vice Chairman and Secretary, is the President and a Director of Medallion Financial Corp. and, as of May 13, 2008, owned 1,630,000 shares of Medallion, approximately 9.32% of its issued and outstanding shares. Our Chief Executive Officer, Tony Tavares, is an employee of ProEminent Sports, LLC. Pursuant to a consulting agreement between ProEminent Sports, LLC and Medallion, Mr. Tavares acts as a consultant to Medallion for sports related investments and, included within the scope of his duties is his service to the Company. Our advisors, Robert Caporale and Randel E. Vataha, are Chairman and President, respectively, and each own 50% of the membership interests, of Game Plan LLC. Medallion is party to an agreement with Game Plan LLC pursuant to which Game Plan LLC will provide certain consulting services to Medallion and to us, including advising us in identifying a target business in the sports, entertainment and leisure industries. Our Chief Financial Officer, Larry D. Hall, also serves as the Chief Financial Officer of Medallion As of May 13, 2008, Messrs. Aaron, Cuomo and Kreitman, each members of our Board of Directors and of the Board of Directors of Medallion, owned 11,000, 12,000 and 16,000 shares, respectively, of Medallion, in each case, constituting less than one percent of its issued and outstanding shares.

(2)	Kemp Partners is a limited liability company of which our Chairman, Mr. Kemp, owns 44% of the outstanding membership interests.

(3)	Game Plan LLC is a limited liability company of which our advisor, Bob Caporale, is the Chairman and our advisor, Randel E. Vataha, is the President. Messrs. Caporale and Vataha each own 50% of the outstanding limited liability company interests of Game Plan LLC.

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

Medallion and Tony Tavares purchased 5,900,000 and 100,000 founder warrants, respectively, from us. Founder warrants are exercisable for one share of common stock at an exercise price of $7.00 per share. The founder warrants become exercisable on the later of the completion of a business combination exercise or January 17, 2012 or earlier upon redemption. These founder warrants were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to an “accredited investor” as defined in Rule 501(a) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds from the Registered Offering and the Private Placement

On January 24, 2008, we consummated our initial public offering of 20,000,000 units. Each unit issued in our initial public offering consists of one share of common stock, $.001 par value per share, and one warrant to purchase one share of common stock at $7.00 per share. The units were sold at an offering price of $10.00 per unit, generating aggregate gross proceeds of $200,000,000. Of the $200,000,000 gross proceeds, $194,000,000, including deferred underwriters’ discounts and commissions of $8,625,000, was deposited into a trust account. Prior to the initial public offering, we issued 6,000,000 warrants at a purchase price of $1.00 per warrant to certain of our founding stockholders in a private placement for aggregate proceeds of $6,000,000, which were also placed into the trust account. On February 1, 2008 we sold an additional 1,556,300 units which were subject to the underwriters overallotment option in our initial public offering. The sale of these units resulted in total proceeds of approximately $15,144,744, net of the underwriters’ discounts and commissions, but including deferred underwriters’ discounts and commissions of approximately $671,154. This amount was also deposited into the trust account, resulting in a total amount deposited into the trust account of approximately $215,144,744, exclusive of any interest earned by such trust account. Banc of America Securities LLC acted as representative of the underwriters for our initial public offering.

The initial public offering has been completed. No portion of the proceeds of the offering were paid to directors, officers, holders of 10% or more of any class of our equity securities or their affiliates, except for the $445,261 reimbursement to Medallion for offering costs it had advanced to us, referred to above.

Repurchases of Equity Securities

None

ITEM 6.	EXHIBITS

EXHIBITS

Exhibit No.	Exhibit

31.1	Certification of Tony Tavares pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Larry D. Hall pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Tony Tavares pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Larry D. Hall pursuant to 18 USC. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

IMPORTANT INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Form 10-Q and those that may be made in the future by or on behalf of the Company, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-Q were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-Q will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-Q should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-Q. The inclusion of the forward-looking statements contained in this Form 10-Q should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Form 10-Q will be achieved. In light of the foregoing, readers of this Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein. These risks and others that are detailed in this Form 10-Q and other documents that the Company files from time to time with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and any current reports on Form 8-K must be considered by any investor or potential investor in the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange of Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTS PROPERTIES ACQUISITION CORP.

Date: May 14, 2008

By:	/s/ Tony Tavares
Tony Tavares
Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall
Chief Financial Officer
Signing on behalf of the registrant
as principal financial and accounting officer.