Form 10-Q
period 2008-06-30
Sports Properties Acquisition Corp.
filed 2008-08-14
CIK 1412203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

The number of outstanding shares of the registrant’s common stock on August 13, 2008 was 26,945,371 shares.

SPORTS PROPERTIES ACQUISITION CORP.

FORM 10-Q

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets
Cash	$66,164	$198,250
Cash and cash equivalents — trust account	217,601,863	—
Prepaid expenses	68,244	—

Total current assets	217,736,271	198,250
Deferred offering costs	—	587,936

Total assets	$217,736,271	$786,186

Liabilities and stockholders’ equity
Current liabilities
Accrued expenses	$1,039,656	$147,268
Due to affiliate	—	245,261
Deferred underwriters fees	9,296,154	—
Note payable to affiliate	—	200,000

Total current liabilities	10,335,810	592,529

Common stock , subject to possible redemption, 6,466,888 shares, at redemption value (note 1)	64,668,880	—

Commitments	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 26,945,371 and 5,750,000 shares issued and outstanding	26,945	5,750
Additional paid-in capital	141,448,369	196,254
Retained earnings (deficit) accumulated during the development stage	1,256,267	(8,347)

Total stockholders’ equity	142,731,581	193,657

Total liabilities and stockholders’ equity	$217,736,271	$786,186

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Statements of Operations

	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008	For the period from July 3, 2007 (Inception) to December 31, 2007	For the period from July 3, 2007 (Inception) to June 30, 2008
	(unaudited)	(unaudited)		(unaudited)
Interest income	$1,134,942	$2,457,119	$—	$2,457,119

Insurance expense	27,372	50,182	—	50,182
Legal expense paid to related party	42,852	42,852	—	42,852
Administrative fees paid to affiliate	22,500	41,250	—	41,250
Organization costs and other operating expenses	11,358	17,965	8,347	26,312

Total expenses	104,082	152,249	8,347	160,596

Income (loss) before income taxes	1,030,860	2,304,870	(8,347)	2,296,523
Provision for income taxes	568,164	1,040,256	—	1,040,256

Net income (loss)	$462,696	$1,264,614	$(8,347)	$1,256,267

Net income (loss) per share — basic and diluted	$0.02	$0.05	($0.00)

Weighted average shares outstanding — basic and diluted	26,945,371	24,214,291	5,750,000

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit) Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Balance at July 3, 2007 (Inception)	—	$—	$—	$—	$—

Issuance of common stock on September 12, 2007 at $0.01 per share for cash	5,750,000	5,750	51,750	—	57,500
Net loss	—	—	—	(8,347)	(8,347)
Offering expenses contributed by affiliate	—	—	144,504	—	144,504

Balance at December 31, 2007	5,750,000	5,750	196,254	(8,347)	193,657
Unaudited:
Net income	—	—	—	1,264,614	1,264,614
Issuance of 6,000,000 warrants on January 17, 2008 at $1.00 per warrant for cash	—	—	6,000,000	—	6,000,000
Issuance of 20,000,000 units (1 share of common stock and 1 warrant) to public stockholders on January 24, 2008 at $10 per unit for cash, net of offering costs and shares subject to redemption	20,000,000	20,000	125,576,857	—	125,576,857
Issuance of 1,556,300 units (1 share of common stock and 1 warrant) to public stockholders on February 1, 2008 at $10 per unit for cash, net of offering costs	1,556,300	1,556	9,674,897	—	9,676,453
Forfeiture of 360,929 shares of common stock owned by founders, at no cost, on February 1, 2008, related to underwriters overallotment not being fully exercised	(360,929)	(361)	361	—	—

Balance at June 30, 2008 - unaudited	26,945,371	$26,945	$141,448,369	$1,256,267	$142,731,581

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Statements of Cash Flows

	For the Six Months Ended June 30, 2008	For the period from July 3, 2007 (Inception) to December 31, 2007	For the period from July 3, 2007 (Inception) to June 30, 2008
	(unaudited)		(unaudited)
Cash flows from operating activities
Net income (loss)	$1,264,614	($8,347)	$1,256,267
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net increase in prepaid expenses	(68,244)	—	(68,244)
Net increase in accrued expenses	1,039,656	—	1,039,656
Organizational expenses paid by affiliate	—	7,703	7,703

Net cash provided by (used in) operating activities	2,236,026	(644)	2,235,382

Cash flows from investing activities
Payment to trust account	(217,601,863)	—	(217,601,863)

Net cash used in investing activities	(217,601,863)	—	(217,601,863)

Cash flows from financing activities
Proceeds from sale of stock and warrants — public offering of units	215,563,000	—	215,563,000
Proceeds from sale of warrants — private offering to founders	6,000,000	—	6,000,000
Payment of offering costs, net	(5,883,988)	(58,606)	(5,942,594)
Proceeds from (repayment of) note payable and due to affiliate	(445,261)	200,000	(245,261)
Proceeds from sale of stock — private offering to founders	—	57,500	57,500

Net cash provided by financing activities	215,233,751	198,894	215,432,645

Net increase (decrease) in cash	(132,086)	198,250	66,164
Cash at beginning of period	198,250	—	—

Cash at end of period	$66,164	$198,250	$66,164
Supplemental schedule of non-cash financing activities

Deferred underwriters fees	$9,296,154	$—	$9,296,154
Accrual of deferred offering costs	—	384,827	—
Offering expenses contributed by affiliate	—	144,504	144,504

Supplemental information
Cash paid during the period for income taxes	$600	—	$600

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Notes to Financial Statements

June 30, 2008

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

At June 30, 2008, the Company had limited operations. All activity through January 24, 2008 related to the Company’s formation and public offering (the “Offering”) as described below, and subsequent to the Offering included efforts to identify potential Business Combination targets. The Company has selected December 31 as its fiscal year end.

The Company’s registration statement was declared effective on January 17, 2008, and the offering was closed on January 24, 2008. Upon closing of the Offering, 100% of the proceeds ($200,000,000) of this offering was placed in a Trust Account invested until the earlier of (i) the consummation of the Company’s first Business Combination or (ii) the liquidation of the Company. The proceeds in the Trust Account include the deferred underwriting discount of $8,625,000 that will be released to the underwriters on completion of a Business Combination (subject to an approximately $0.43 per share reduction for public stockholders who exercise their conversion rights). Interest (net of taxes) earned on assets held in the Trust Account will remain in the Trust Account. However, up to $2,250,000 of the interest earned on the Trust Account (which is net of taxes payable on interest earned in the Trust Account) may be released to the Company to cover a portion of the Company’s operating expenses.

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

Public Stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the total amount on deposit in the Trust Account including the deferred underwriter’s discount, and including any interest earned on their portion of the Trust Account, net of up to $2,250,000 of the net interest income earned on the Trust Account which may be released to the Company to cover a portion of the Company’s operating expenses and income taxes payable thereon, if a Business Combination is approved and completed. Public Stockholders who convert their stock into their share of the Trust Account will continue to have the right to exercise any warrants they may hold.

The Company will liquidate and promptly distribute only to its Public Stockholders the amount in the Trust Account, less any income taxes payable on interest income, plus any remaining net assets, if the Company does not effect a Business Combination by January 17, 2010.

Note 2 – Summary of Significant Accounting Policies

Basis of Preparation

The accompanying unaudited financial statements of the Company have been prepared in accordance with Rule 10-1 of Regulation S-X promulgated by the Securities and Exchange Commission and, accordingly, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations as of June 30, 2008 and the results of its operations for the period from July 3, 2007 (date of inception) to June 30, 2008 and the three and six months ended June 30, 2008. The results of operations for these periods are not necessarily indicative of the results of operations to be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.

Net Income (Loss) per Common Share

Net income (loss) per share – basic and diluted is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Warrants have not been considered in the calculation of net income (loss) per share because the shares underlying the warrants are contingently issuable.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. However, management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held. The Company does not believe the cash equivalents and short-term investments held in the Trust Account are subject to significant credit risk as the portfolio is invested in United States government securities and money market funds that invest in securities of the United States government.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company has provided for income taxes, all of which are currently payable, of $1,040,256 at the statutory rate for net income earned through June 30, 2008. Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred tax asset for the tax effect of temporary differences of $2,838 as of December 31, 2007. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company recorded a full valuation allowance at December 31, 2007. As a result, the effective tax rate differed from the statutory rate of 34% due to state and city taxes.

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

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. SFAS 141(R) also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, SFAS 141(R) will require that acquisition-related costs in a business combination be expensed as incurred, except for costs incurred to issue debt and equity securities. This statement applies prospectively to business combinations effective with the Company’s first fiscal quarter of 2009. Early adoption is not permitted. The Company is in the process of evaluating the impact SFAS 141(R) may have on its consolidated financial position and results of operations.

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

Note 4 – Note Payable to Affiliate, Related Party Transactions, and Commitments

The Company issued a $200,000 unsecured promissory note to Medallion, its sponsor, on September 4, 2007. The note was non-interest bearing and was repaid on the consummation of the offering by the Company. Due to the short-term nature of the note, the carrying value of the note approximated fair value. As of June 30, 2008, Medallion owned 18% of the outstanding equity interests in the Company, with the balance held primarily by the public stockholders. In addition, Medallion paid $449,572 on the Company’s behalf for various organizational and offering expenses, $305,068 which has been reimbursed by the Company to Medallion and $144,504 which has been recorded as additional paid-in capital at June 30, 2008.

The Company incurred legal fees of approximately $455,480 during the period from July 3, 2007 (inception) to June 30, 2008 with a law firm in which a member of the Company’s Board of Directors is senior counsel.

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

Note 5 – Common Stock

On September 12, 2007, the Company issued 5,750,000 shares for $57,500 in cash, for a purchase price of $0.01 per share to the founding stockholders. On January 24, 2008, the Company issued 20,000,000 units, which included 20,000,000 shares of common stock and 20,000,000 warrants for a purchase price of $10 per unit. On February 1, 2008, the Company’s underwriters exercised the over-allotment option for 1,556,300 units of the 3,000,000 total units subject to the over-allotment option, and waived their right to exercise the over-allotment option with respect to any additional units, resulting in the forfeiture of 360,929 founder shares, at no cost to the Company. As of June 30, 2008, 26,945,371 shares of common stock are outstanding, approximately 18.1% held by Medallion, and the balance held primarily by the public stockholders.

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

Results of Operations and Liquidity

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

For the quarter and six months ended June 30, 2008, interest income on the trust account amounted to $1,134,942 and $2,457,119. Our operating expenses during the quarter and six months ended June 30, 2008 were $104,082 and $152,249, consisting of $27,372 and $50,182 in insurance expense, $42,852 and $42,852 in legal expense paid to related party, $22,500 and $41,250 in administrative fees paid to Medallion and $11,358 and $17,965 in organization costs and other operating expenses. Our net income after provision for income taxes was $462,696 and $1,264,614 for the quarter and six months ended June 30, 2008, respectively.

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

The funds held in the Trust Account are currently invested in money market funds meeting the criteria under Rule 2a-7 under the 1940 Act. We also have the option to invest the funds in Treasury Bills issued by the United States government having a maturity of 180 days or less. Interest earned will be applied in the following order of priority:

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Contractual Obligations

We did not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities. Following the end of our fiscal year, on January 17, 2008, we entered into a services agreement with Medallion Financial Corp. requiring us to pay $7,500 per month. The agreement terminates on the earlier of the completion of a business combination or upon our dissolution. We recently entered into a consulting agreement with Game Plan LLC whereby Game Plan LLC has agreed to provide consulting services to us in connection with identifying a target business in the sports, entertainment and leisure industries and consummating a business combination with such a target business. The agreement continues on a month to month basis until terminated under the terms of the agreement. We have also recently entered into a consulting agreement with Graidan Ventures LLC whereby Graidan Ventures LLC has agreed to help us identify a target business in the sports, entertainment and leisure. The agreement has an initial term of eight months with additional successive terms of three months until terminated under the terms of the agreement.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008. There was no change in internal control over financial reporting which occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

If interest earned on the trust account available to us is insufficient to allow us to operate until January 17, 2010, we may not be able to complete a business combination.

We currently believe that up to $2,250,000 of net interest income earned on the trust account and released to us will be sufficient to allow us to operate until January 17, 2010, assuming that a business combination is not consummated during that time. Based upon the experience of the members of our board and consultation with them regarding a reasonable budget for consummating a transaction of this kind and nature, and a review of budgets publicly disclosed by blank-check companies, we determined that this was an appropriate approximation of the expenses. If costs are higher than expected we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, any potential target acquisitions. In such event, we would need to obtain additional funds from our founding stockholders or another source to continue operating. The $401,317 not held in the trust account and up to $2,250,000 of net interest income earned on the trust account will be reserved for working capital purposes. We could use a portion of these funds to pay due diligence costs in connection with a potential business combination or to pay fees to consultants to assist us with our search for a target acquisition. We could also use a portion of these funds as a down payment, “reverse break-up fee” (a provision in a merger agreement designed to compensate the target for any breach by the buyer which results in a failure to close the transaction), or to fund a “no-shop” provision (a provision in letters of intent designed to keep target acquisitions from “shopping” around for transactions with others on terms more favorable to such target acquisitions) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into such a letter of intent where we paid for the right to receive exclusivity from a target acquisition and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise) or if we agree to a reverse break-up fee and subsequently were required to pay such fee as a result of our breach of the acquisition agreement, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to any other potential target acquisitions. In such event, we would need to obtain additional funds from our founding stockholders or another source to continue operations. We are contractually limited in our ability to issue equity securities prior to the consummation of a business combination. Although we are not contractually limited from borrowing money, we may be unable to borrow money on terms which are favorable to us, if at all.

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

In accordance with the requirements of United States federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business may be required to have certain financial statements which are prepared in accordance with, or may have to be reconciled to, U.S. generally accepted accounting principles or in accordance with International Financial Reporting Standards and audited in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Although we would attempt to provide such audited or unaudited historical financial statements if required by applicable law or regulations, such historical financial statements are often not required, and, therefore, stockholders voting on a proposed transaction would not have the benefit of financial statements of past operations. However, to the extent that a proposed target business does not have, or cannot prepare, financial statements which have been prepared with, or which can be reconciled to, U.S. GAAP or in accordance with International Financial Reporting Standards, such as if we acquire certain assets, and audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) and such audited or unaudited financial statements are required by applicable law or regulations, we will not be able to acquire that proposed target business. These financial statement requirements may limit the pool of potential target businesses.

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

We will not propose any business combination with any potential target business to our stockholders if any of our officers, directors, advisors or founding stockholders is an affiliate of such potential target business, or if such potential target business has received a material investment from any of these individuals or entities. Nevertheless, several of our officers, directors, advisors and founding stockholders are engaged in other business activities and have extensive relationships in the sports, leisure or entertainment industries. Our Chief Executive Officer, Tony Tavares, is the President and Chief Executive Officer of ProEminent Sports, LLC. Pursuant to a consulting agreement between ProEminent Sports, LLC and Medallion Financial Corp., Mr. Tavares acts as a consultant to Medallion for sports related investments and, included within the scope of his duties is his service to us. Pursuant to the consulting agreement, Mr. Tavares has, among other things, agreed to serve as our Chief Executive Officer and review and help define our scope of business. Mr. Tavares has agreed to help us identify a target business in the sports, entertainment and leisure industries, perform due diligence on the proposed target and negotiate and consummate a business combination with such a target business. Our advisors, Robert Caporale and Randel Vataha, are Chairman and President, respectively, and each own 50% of the membership interests, of Game Plan LLC. We recently engaged Game Plan LLC to provide consulting services to us in connection with identifying a target business in the sports, entertainment and leisure industries and consummating a business combination with such a target business. We have also recently entered into an agreement with Graidan Ventures LLC whereby Graidan Ventures LLC has agreed to help us identify a target business in the sports, entertainment and leisure industries. Medallion is a party to an additional agreement with Graidan Ventures LLC pursuant to which Graidan Ventures LLC provides certain consulting services to Medallion. Our Vice Chairman and Secretary, Andrew M. Murstein, also serves as the President of Medallion, and our Chief Financial Officer, Larry D. Hall, also serves as the Chief Financial Officer of Medallion. ProEminent Sports, LLC, Medallion, Game Plan LLC, or any of our officers, directors, advisors or founding stockholders may have relationships or have clients who have relationships with a potential target business. Other than the fees under these agreements and under any future agreement with Game Plan LLC into which we may enter and the compensation paid by Medallion to these officers and advisors, in no event will any of our existing officers, directors or stockholders or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render, in order to effectuate the consummation of a business combination. However, such individuals and entities will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target acquisitions and performing due diligence on suitable business combinations. After a business combination, such individuals may be paid consulting, management or other fees from target businesses, with any and all amounts being fully disclosed to stockholders, to the extent known, in the proxy solicitation materials furnished to the stockholders. Any such compensation to be paid to our officers, directors or founding stockholders after a business combination may influence their evaluation of a potential business combination, resulting in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

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

(1) Mr. Murstein, our Vice Chairman and Secretary, is the President and a Director of Medallion Financial Corp. and, as of August 13, 2008, owned 1,630,000 shares of Medallion, approximately 9.30% of its issued and outstanding shares. Our Chief Executive Officer, Tony Tavares, is an employee of ProEminent Sports, LLC. Pursuant to a consulting agreement between ProEminent Sports, LLC and Medallion, Mr. Tavares acts as a consultant to Medallion for sports related investments and, included within the scope of his duties is his service to the Company. Our advisors, Robert Caporale and Randel E. Vataha, are Chairman and President, respectively, and each own 50% of the membership interests, of Game Plan LLC. Medallion is party to an agreement with Game Plan LLC pursuant to which Game Plan LLC will provide certain consulting services to Medallion and to us, including advising us in identifying a target business in the sports, entertainment and leisure industries. Our Chief Financial Officer, Larry D. Hall, also serves as the Chief Financial Officer of Medallion As of August 13, 2008, Messrs. Aaron, Cuomo and Kreitman, each members of our Board of Directors and of the Board of Directors of Medallion, owned 11,000, 12,000 and 16,000 shares, respectively, of Medallion, in each case, constituting less than one percent of its issued and outstanding shares.

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

Date: August 14, 2008

By:	/s/ Tony Tavares
Tony Tavares
Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall
Chief Financial Officer
Signing on behalf of the registrant
as principal financial and accounting officer.