Form 10-Q
period 2008-09-30
Sports Properties Acquisition Corp.
filed 2008-11-10
CIK 1412203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

The number of outstanding shares of the registrant’s common stock on November 7, 2008 was 26,945,371 shares.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets
Cash	$1,970,629	$198,250
Cash and cash equivalents — trust account	214,836,967	—
Prepaid expenses	273,258	—

Total current assets	217,080,854	198,250
Deferred offering costs	—	587,936

Total assets	$217,080,854	$786,186

Liabilities and stockholders’ equity
Current liabilities
Accrued expenses	$200,000	$147,268
Due to affiliate	69,767	245,261
Deferred underwriters fees	9,296,154	—
Note payable to affiliate	—	200,000

Total current liabilities	9,565,921	592,529

Common stock, subject to possible redemption, 6,466,888 shares, at redemption value (note 1)	64,668,880	—

Commitments	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 26,945,371 and 5,750,000 shares issued and outstanding	26,945	5,750
Additional paid-in capital	141,448,369	196,254
Retained earnings (deficit) accumulated during the development stage	1,370,739	(8,347)

Total stockholders’ equity	142,846,053	193,657

Total liabilities and stockholders’ equity	$217,008,854	$786,186

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Statements of Operations

(unaudited)

	For the period from July 3, 2007 (Inception) to September 30, 2007	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2008	For the period from July 3, 2007 (Inception) to September 30, 2008
Interest income	$—	$844,854	$3,301,973	$3,301,973

Professional fees	—	490,077	490,077	490,077
Legal expense paid to related party	—	23,897	66,749	66,749
Insurance expense	—	27,373	77,555	77,555
Administrative fees paid to affiliate	—	22,500	63,750	63,750
Organization costs and other operating expenses	5,000	82,702	100,667	109,014

Total expenses	5,000	646,549	798,798	807,145

Income (loss) before income taxes	(5,000)	198,305	2,503,175	2,494,828
Provision for income taxes	—	83,833	1,124,089	1,124,089

Net income (loss)	$(5,000)	$114,472	$1,379,086	$1,370,739

Net income (loss) per share — basic and diluted	$(0.00)	$0.00	$0.05

Weighted average shares outstanding — basic and diluted	5,750,000	26,945,371	25,124,651

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit) Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Balance at July 3, 2007 (Inception)	—	$—	$—	$—	$—

Issuance of common stock on September 12, 2007 at $0.01 per share for cash	5,750,000	5,750	51,750	—	57,500
Net loss	—	—	—	(8,347)	(8,347)
Offering expenses contributed by affiliate	—	—	144,504	—	144,504

Balance at December 31, 2007	5,750,000	5,750	196,254	(8,347)	193,657
Unaudited: Net income	—	—	—	1,379,086	1,379,086
Issuance of 6,000,000 warrants on January 17, 2008 at $1.00 per warrant for cash	—	—	6,000,000	—	6,000,000
Issuance of 20,000,000 units (1 share of common stock and 1 warrant) to public stockholders on January 24, 2008 at $10 per unit for cash, net of offering costs and shares subject to redemption	20,000,000	20,000	125,576,857	—	125,596,857
Issuance of 1,556,300 units (1 share of common stock and 1 warrant) to public stockholders on February 1, 2008 at $10 per unit for cash, net of offering costs	1,556,300	1,556	9,674,897	—	9,676,453
Forfeiture of 360,929 shares of common stock owned by founders, at no cost, on February 1, 2008, related to underwriters overallotment not being fully exercised	(360,929)	(361)	361	—	—

Balance at September 30, 2008 - unaudited	26,945,371	$26,945	$141,448,369	$1,370,739	$142,846,053

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Statements of Cash Flows

(unaudited)

	For the period from July 3, 2007 (Inception) to September 30, 2007	For the Nine Months Ended September 30, 2008	For the period from July 3, 2007 (Inception) to September 30, 2008
Cash flows from operating activities

Net income (loss)	$(5,000)	$1,379,086	$1,370,739
Adjustments to reconcile net income (loss) to net cash provided by operating activities

Increase in prepaid expenses	—	(273,258)	(273,258)
Increase in accrued expenses	—	200,000	200,000
Organizational expenses paid by affiliate	5,000	—	7,703

Net cash provided by operating activities	—	1,305,828	1,305,184

Cash flows from investing activities
Proceeds and earnings invested in trust account	—	(218,446,717)	(218,446,717)
Transfers from trust account to operating account	—	3,609,750	3,609,750

Net cash used in investing activities	—	(214,836,967)	(214,836,967)

Cash flows from financing activities
Proceeds from sale of stock and warrants — public offering of units	—	215,563,000	215,563,000
Proceeds from sale of warrants — private offering to founders	—	6,000,000	6,000,000
Payment of offering costs, net	(53,606)	(5,883,988)	(5,942,594)
Proceeds from (repayment of) note payable and due to affiliate	200,000	(375,494)	(175,494)
Proceeds from sale of stock — private offering to founders	57,500	—	57,500

Net cash provided by financing activities	203,894	215,303,518	215,502,412

Net increase in cash	203,894	1,772,379	1,970,629
Cash at beginning of period	—	198,250	—

Cash at end of period	$203,894	$1,970,629	$1,970,629

Supplemental schedule of non-cash financing activities
Deferred underwriters fees	$—	$9,296,154	$9,296,154
Accrual of deferred offering costs	197,093	—	—
Offering expenses contributed by affiliate	54,789	—	144,504

Supplemental information
Cash paid during the period for income taxes	—	$1,360,600	$1,360,600

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Notes to Financial Statements

September 30, 2008

Note 1 – Organization and Nature of Business Operations

Sports Properties Acquisition Corp., a development stage company, (the “Company”) was incorporated in Delaware on July 3, 2007 for the purpose of effecting a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination with one or more existing operating businesses in the sports and entertainment industries.

At September 30, 2008, the Company had limited operations. All activity through January 24, 2008 related to the Company’s formation and public offering (the “Offering”) as described below, and subsequent to the Offering included efforts to identify potential Business Combination targets. The Company has selected December 31 as its fiscal year end.

The Company’s registration statement was declared effective on January 17, 2008, and the offering was closed on January 24, 2008. Upon closing of the Offering, 100% of the proceeds ($200,000,000) of this offering was placed in a Trust Account invested until the earlier of (i) the consummation of the Company’s first Business Combination or (ii) the liquidation of the Company. The proceeds in the Trust Account include the deferred underwriting discount of $8,625,000 that will be released to the underwriters on completion of a Business Combination (subject to an approximately $0.43 per share reduction for public stockholders who exercise their conversion rights). Interest (net of taxes) earned on assets held in the Trust Account will remain in the Trust Account. However, $2,250,000 of the interest earned on the Trust Account (which is net of taxes payable on interest earned in the Trust Account) was released during 2008 to the Company to cover a portion of the Company’s operating expenses.

On January 29, 2008, the underwriters informed the Company they had exercised the over-allotment option in part, for 1,556,300 units of the 3,000,000 total units subject to the over-allotment option, and had waived their right to exercise the over-allotment option with respect to any additional units. This transaction closed on February 1, 2008. The exercise price was $10 per unit and resulted in net proceeds of $15,144,744, inclusive of the deferred underwriting fees of $671,154, which amount was placed in the Trust Account. This exercise resulted in the forfeiture of 360,929 founder shares, at no cost to the Company, leaving the founders with 5,389,071 shares, and Medallion’s ownership position at 18%.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of the Offering are intended to be applied toward effecting a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination. As used herein, a Business Combination shall mean the acquisition of one or more businesses that at the time of the Company’s initial business combination has a fair value of at least 80.0% of the Company’s assets held in the Trust Account (the “Trust Account”), excluding the deferred underwriting discounts and commissions from the offering of $9,296,154, and taxes payable.

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

Public Stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the total amount on deposit in the Trust Account including the deferred underwriter’s discount, and including any interest earned on their portion of the Trust Account, net of $2,250,000 of the net interest income earned on the Trust Account which was released to the Company to cover a portion of the Company’s operating expenses and income taxes payable, if a Business Combination is approved and completed. Public Stockholders who convert their stock into their share of the Trust Account will continue to have the right to exercise any warrants they may hold.

The Company will liquidate and promptly distribute only to its Public Stockholders the amount in the Trust Account, less any income taxes payable on interest income, plus any remaining net assets, if the Company does not effect a Business Combination by January 17, 2010.

Note 2 – Summary of Significant Accounting Policies

Basis of Preparation

The accompanying unaudited financial statements of the Company have been prepared in accordance with Rule 10-1 of Regulation S-X promulgated by the Securities and Exchange Commission and, accordingly, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of the Company, however, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations as of September 30, 2008, and the results of its operations for the three and nine months ended September 30, 2008 and for the period from July 3, 2007 (date of inception) to September 30, 2007. The results of operations for these periods are not necessarily indicative of the results of operations to be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.

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

Income Taxes

The Company has paid income taxes of $1,124,089 at the statutory rate for net income earned through September 30, 2008. Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred tax asset for the tax effect of temporary differences of $2,838 as of December 31, 2007. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company recorded a full valuation allowance at December 31, 2007. As a result, the effective tax rate differed from the statutory rate of 34% due to state and city taxes.

Deferred Offering Costs

Deferred offering costs consist of legal fees, consulting fees paid to certain founding stockholders, and accounting fees, and other administrative costs incurred through the balance sheet date that relate to the Offering and that were charged to stockholders’ equity upon completion of the Offering.

Recently Issued Accounting Pronouncements

The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

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

Note 4 – Note Payable to Affiliate, Related Party Transactions, and Commitments

The Company issued a $200,000 unsecured promissory note to Medallion, its sponsor, on September 4, 2007. The note was non-interest bearing and was repaid on the consummation of the offering by the Company. Due to the short-term nature of the note, the carrying value of the note approximated fair value. As of September 30, 2008, Medallion owned 18% of the outstanding equity interests in the Company, with the balance held primarily by the public stockholders. In addition, Medallion paid $496,839 on the Company’s behalf for various organizational, offering and operating expenses, $305,068 which has been reimbursed by the Company to Medallion, $144,504 which has been recorded as additional paid-in capital at September 30, 2008, and $69,767 which is owed to Medallion.

The Company incurred legal fees of approximately $479,377 during the period from July 3, 2007 (inception) to September 30, 2008 with a law firm in which a member of the Company’s Board of Directors is senior counsel.

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

The Company’s founding stockholders are entitled to require the Company to register their shares of common stock and shares of common stock underlying warrants at any time after their shares of common stock or warrants are released from escrow, which will not be before one year from the consummation of a business combination, provided that, if, after the consummation of a business combination, the surviving entity of such business combination subsequently consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders of such entity having the right to exchange their shares of common stock for cash, securities or other property, then such shares or warrants may be released in order to enable holders of such founder warrants to participate in such exchange. In addition, the founding stockholders and the holders of the founder warrants (or underlying securities) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Note 5 – Common Stock

On September 12, 2007, the Company issued 5,750,000 shares for $57,500 in cash, for a purchase price of $0.01 per share to the founding stockholders. On January 24, 2008, the Company issued 20,000,000 units, which included 20,000,000 shares of common stock and 20,000,000 warrants for a purchase price of $10 per unit. On February 1, 2008, the Company’s underwriters exercised the over-allotment option for 1,556,300 units of the 3,000,000 total units subject to the over-allotment option, and waived their right to exercise the over-allotment option with respect to any additional units, resulting in the forfeiture of 360,929 founder shares, at no cost to the Company. As of September 30, 2008, 26,945,371 shares of common stock are outstanding, approximately 18% held by Medallion, and the balance held primarily by the public stockholders.

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

For the quarter and nine months ended September 30, 2008, interest income on the trust account amounted to $844,854 and $3,301,973. Our operating expenses during the quarter and nine months ended September 30, 2008 were $646,549 and $798,798, consisting of professional fees of $490,077 in both the quarter and nine months, legal expenses paid to a related party of $23,897 and $66,749, insurance expense of $27,373 and $77,555, administrative fees paid to Medallion of $22,500 and $63,750, and other organizational costs and operating expenses of $82,702 and $100,667. We provided income taxes of $83,833 and $1,124,089 in the quarter and the nine months, and our resultant net income was $114,472 or $0.00 per share and $1,379,086 or $0.05 per share for the quarter and nine months ended September 30, 2008.

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

We expect to use substantially all of the net proceeds of our initial public offering and the private placement to acquire a target business, including payment of expenses we incur in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that we use debt or equity securities as consideration in a business combination and do not use all of the funds in the trust account, we will use the remaining trust account funds to finance the operations of the target business. We believe that the $2,250,000 that we drew from interest earned on the trust account will be sufficient to allow us to operate until at least April 1, 2009, even if we do not complete a business combination during that time.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008. There was no change in internal control over financial reporting which occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

We are a recently incorporated development stage company with no operating results to date other than organizational activities and activities related to locating a business combination target. Since we have had very limited operations since our initial public offering, other relating principally to commencement of our search for a business combination, you have an extremely limited basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses in the sports, leisure or entertainment industries. We will not generate any significant revenues or income until, at the earliest, after the consummation of a business combination.

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

The current economic conditions could have a negative effect on our ability to complete a business combination.

The current and continuing adverse economic conditions could cause our stock price to decline which could require the issuance of additional shares to effect a business combination, if we were to use stock as part of the consideration. In addition, economic conditions could hinder our ability to obtain the 70.1% positive vote of shareholders to approve a potential business combination since investors might prefer to have their investment returned to them.

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

We currently believe that the $2,250,000 of net interest income earned on the trust account and released to us will be sufficient to allow us to operate until January 17, 2010, assuming that a business combination is not consummated during that time. Based upon the experience of the members of our board and consultation with them regarding a reasonable budget for consummating a transaction of this kind and nature, and a review of budgets publicly disclosed by blank-check companies, we determined that this was an appropriate approximation of the expenses. If costs are higher than expected we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, any potential target acquisitions. In such event, we would need to obtain additional funds from our founding stockholders or another source to continue operating. The $401,317 not held in the trust account and the $2,250,000 of net interest income earned on the trust account will be reserved for working capital purposes. We could use a portion of these funds to pay due diligence costs in connection with a potential business combination or to pay fees to consultants to assist us with our search for a target acquisition. We could also use a portion of these funds as a down payment, “reverse break-up fee” (a provision in a merger agreement designed to compensate the target for any breach by the buyer which results in a failure to close the transaction), or to fund a “no-shop” provision (a provision in letters of intent designed to keep target acquisitions from “shopping” around for transactions with others on terms more favorable to such target acquisitions) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into such a letter of intent where we paid for the right to receive exclusivity from a target acquisition and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise) or if we agree to a reverse break-up fee and subsequently were required to pay such fee as a result of our breach of the acquisition agreement, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to any other potential target acquisitions. In such event, we would need to obtain additional funds from our founding stockholders or another source to continue operations. We are contractually limited in our ability to issue equity securities prior to the consummation of a business combination. Although we are not contractually limited from borrowing money, we may be unable to borrow money on terms which are favorable to us, if at all.

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

Each of the stockholders listed above forfeited a portion of their previously issued shares upon the expiration of the underwriter’s over-allotment option on February 1, 2008. The number of shares owned by such stockholders following the forfeiture is as follows:

Stockholders	Number of Shares
Medallion Financial Corp.(1)	4,877,112
Tony Tavares	269,453
Kemp Partners(2)	107,781
Game Plan LLC(3)	107,781
Richard Mack	13,472
Doug Ellenoff	13,472

Total	5,389,071

(1)	Mr. Murstein, our Vice Chairman and Secretary, is the President and a Director of Medallion Financial Corp. and, as of November 1, 2008, owned 1,605,000 shares of Medallion, approximately 9.2% of its issued and outstanding shares. Our Chief Executive Officer, Tony Tavares, is an employee of ProEminent Sports, LLC. Pursuant to a consulting agreement between ProEminent Sports, LLC and Medallion, Mr. Tavares acts as a consultant to Medallion for sports related investments and, included within the scope of his duties is his service to the Company. Our advisors, Robert Caporale and Randel E. Vataha, are Chairman and President, respectively, and each own 50% of the membership interests, of Game Plan LLC. Medallion is party to an agreement with Game Plan LLC pursuant to which Game Plan LLC will provide certain consulting services to Medallion and to us, including advising us in identifying a target business in the sports, entertainment and leisure industries. Our Chief Financial Officer, Larry D. Hall, also serves as the Chief Financial Officer of Medallion. As of November 1, 2008, Messrs. Aaron, Cuomo and Kreitman, each members of our Board of Directors and of the Board of Directors of Medallion, owned 11,000, 12,000 and 15,000 shares, respectively, of Medallion, in each case, constituting less than one percent of its issued and outstanding shares.

(2)	Kemp Partners is a limited liability company of which our Chairman, Mr. Kemp, owns 44% of the outstanding membership interests.
(3)	Game Plan LLC is a limited liability company of which our advisor, Bob Caporale, is the Chairman and our advisor, Randel E. Vataha, is the President. Messrs. Caporale and Vataha each own 50% of the outstanding limited liability company interests of Game Plan LLC.

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

Date: November 10, 2008

By:	/s/ Tony Tavares
Tony Tavares
Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall
Chief Financial Officer
Signing on behalf of the registrant
as principal financial and accounting officer.