Form 10-K
period 2008-12-31
Sports Properties Acquisition Corp.
filed 2009-03-27
CIK 1412203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Units, each consisting of one share of the registrant’s common stock and one warrant exercisable for an additional share of common stock, on June 30, 2008 was approximately $202,544,871.

The number of outstanding shares of the registrant’s common stock on March 26, 2009 was 26,945,371 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

SPORTS PROPERTIES ACQUISITION CORP.

2008 FORM 10-K ANNUAL REPORT

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

We are a blank check company organized under the laws of the State of Delaware on July 3, 2007. We were formed to acquire, through a merger, capital stock exchange, asset or stock acquisition, exchangeable share transaction or other similar business combination, one or more domestic or international operating businesses. We are focusing our efforts on companies that create, produce, deliver, distribute, market content, products and services pertaining to the sports, leisure or entertainment industry. We intend to identify acquisition opportunities where we can leverage the experience and relationships of our management team and board of directors to enhance the value of the acquired company’s product and service offerings. On January 24, 2008, we consummated our initial public offering of 20,000,000 units. Each unit issued in our initial public offering consisted of one share of common stock, $.001 par value per share, and one warrant to purchase one share of common stock at $7.00 per share. The units were sold at an offering price of $10.00 per unit, generating aggregate gross proceeds of $200,000,000. Of the $200,000,000 gross proceeds, $194,000,000, including deferred underwriters’ discounts and commissions of $8,625,000, was deposited into a trust account. Prior to the initial public offering, we issued 6,000,000 warrants at a purchase price of $1.00 per warrant to certain of our founding stockholders in a private placement for aggregate proceeds of $6,000,000, which were also placed into the trust account. On February 1, 2008, we sold an additional 1,556,300 units which were subject to the overallotment option of the underwriters in our initial public offering. The sale of these units resulted in total proceeds of approximately $15,145,000, net of the underwriters’ discounts and commissions, but including deferred underwriters’ discounts and commissions of approximately $672,000. This amount was also deposited into the trust account, resulting in a total amount held in trust of approximately $215,145,000, exclusive of any interest earned by such trust account.

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

Industry Trends

According to PricewaterhouseCoopers LLP (“PwC”), the global sports, entertainment and leisure markets will, on a combined basis, be an approximately $395.5 billion market in 2008, and grow at a 6.7% compound annual growth rate (“CAGR”) through 2012 (PricewaterhouseCoopers LLP, “Global Entertainment and Media Outlook: 2008-2012,” June 2008). These addressable markets include revenues from the following sectors: sports, filmed entertainment, video games, theme parks and amusement parks, casino and other regulated gambling. Further, PwC estimates the U.S. sports, entertainment and leisure markets (defined to encompass the same categories previously mentioned) to be $178.5 billion in 2008, growing at a 5.3% CAGR. Key drivers of growth in entertainment spending include availability of content across multiple platforms, continued penetration of broadband and wireless, growth in the 18-to 49-year old demographic segment and sustained economic growth.

Specifically as it relates to the sports industry, the total global sports market, according to PwC, will be an approximately $114 billion market in 2008, and grow at a 6.5% CAGR through 2012, which includes revenues derived from gate receipts for live sporting events, rights fees paid by radio and television broadcasters and networks, merchandising, sponsorships and rights fees associated with Internet, mobile, satellite and other sports events. Further, PwC estimates the U.S. sports industry (defined to encompass the same categories previously mentioned) to be an approximately $56 billion market in 2008, growing at a 6.1% CAGR through 2012. Key drivers of growth in this industry include increased attendance, competition in the media distribution market, which is fueling the demand for TV rights fees and leading to record-sized deals, as well as competition for sponsorship deals for venue and event naming rights. Also, global-scale large sporting events such as the FIFA World Cup in South Africa in 2010 and the 2010 winter Olympics in Vancouver are expected to drive large, cyclical revenue growth.

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

•

Significant growth for entertainment and leisure. There continues to be a long term increase in consumer-end spending on entertainment and leisure. Key drivers of growth include demand for high-definition DVDs, penetration of online DVD rental services, and growing consumer acceptance of broadband and wireless gaming distribution channels.

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

Sources of target acquisition

While we have not yet identified any candidates for a business combination, we believe that there are numerous acquisition candidates in the sports, leisure and entertainment industries that we intend to target. Target acquisitions will be brought to our attention by our officers, directors and advisors, through their network of industry relationships located in the United States and elsewhere that regularly, in the course of their daily business activities, see numerous varied opportunities. Nevertheless, we will not propose any business combination with any potential target business to our stockholders if any of our officers, directors, advisors or founding stockholders is an affiliate of such potential target business, or if such potential target business has received a material investment from any of these individuals or entities. Target acquisitions may also be brought to our attention by such unaffiliated sources such as brokers or others as a result of being solicited by us through calls or mailings. Unaffiliated sources, such as brokers may also introduce us to target acquisitions they think we may be interested in on an unsolicited basis, since many of these sources will have read this prospectus and know what types of businesses we are targeting. We pay Medallion Financial Corp. a fee of $7,500 per month for office space and administrative services. Our Chief Executive Officer, Tony Tavares, is the President and Chief Executive Officer of ProEminent Sports, LLC. Pursuant to a consulting agreement between ProEminent Sports, LLC and Medallion, Mr. Tavares acts as a consultant to Medallion for sports related investments and, included within the scope of his duties is his service to us. Pursuant to the consulting agreement, Mr. Tavares has, among other things, agreed to serve as our Chief Executive Officer, help us identify a target business in the sports, entertainment and leisure industries, perform due diligence on the proposed target and negotiate and consummate a business combination with such a target business. Our advisors, Robert Caporale and Randel Vataha, are Chairman and President, respectively, and each own 50% of the membership interests, of Game Plan LLC. Medallion was previously party to an agreement with Game Plan LLC pursuant to which Game Plan LLC provided certain consulting services to Medallion and to us, including advising us in identifying a target business in the sports, entertainment and leisure industries. Under such agreement, Mr. Caporale and Mr. Vataha agreed to help us identify a target business in the sports, entertainment and leisure industries, and agreed to help us perform due diligence on the proposed target and negotiate and consummate a business combination with such a target business. The fees paid by Medallion pursuant to the consulting agreements were solely borne by Medallion and were not reimbursed by us. In June 2008 we engaged Game Plan LLC to provide consulting services to us in connection with identifying a target business in the sports, entertainment and leisure industries and consummating a business combination with such a target business. In June 2008 we also entered into an agreement with Graidan Ventures LLC whereby Graidan Ventures LLC has agreed to help us identify a target business in the sports, entertainment and leisure industries. Medallion is a party to an additional agreement with Graidan Ventures LLC pursuant to which Graidan Ventures LLC provides certain consulting services to Medallion. Our Vice Chairman and Secretary, Andrew M. Murstein, also serves as the President and member of the Board of Directors of Medallion. Our Chief Financial Officer, Larry D. Hall, also serves as the Chief Financial Officer of Medallion. Other than the fees under these agreements and the compensation paid by Medallion to these officers and advisors, in no event will any of our existing officers, directors or stockholders or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render, in order to effectuate the consummation of a business combination. However, our key personnel may not continue to provide services to us after the consummation of a business combination if we are unable to negotiate employment or consulting agreements with them in connection with or subsequent to the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. Additionally, after a business combination, such individuals may be paid consulting, management or other fees from target businesses, with any and all amounts being fully disclosed to stockholders, to the extent known, in the proxy solicitation materials furnished to the stockholders. Any such compensation to be paid to our officers, directors or founding stockholders after a business combination may influence their evaluation of a potential business combination, resulting in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target acquisition, the ability of such individuals to remain with us after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination.

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

In determining the size of our initial public offering, we and the underwriters concluded, based on our collective experience and market conditions, that an offering of that size, together with the proceeds of the founder warrants, would provide us with sufficient equity capital to consummate a business combination. This belief is not based on any research, analysis, evaluations, discussions or compilations of information with respect to any particular investment or any such action undertaken in connection with our organization. We cannot assure you that our belief is correct, that changes in market conditions will not render our belief incorrect in the future, that we will be able to successfully identify acquisition candidates, that we will be able to obtain any necessary financing or that we will be able to consummate a transaction with one or more target businesses whose fair market value, collectively, is equal to at least 80% of our net assets (excluding deferred underwriting discounts and commissions of $9,296,154).

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

Possible lack of business diversification

Our business combination must be with a target acquisition which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, we expect to have the ability to effect only a single business combination, although this process may entail the simultaneous acquisitions of several sports-related businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities that may have the resources to complete several business combinations of entities or assets operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity or asset, our lack of diversification may:

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

Employees

We have three executive officers: our President and Chief Executive Officer, Tony Tavares, our Chief Financial Officer, Larry D. Hall and our Vice Chairman and Secretary, Andrew M. Murstein. Our Chief Executive Officer, Tony Tavares, is an employee of ProEminent Sports, LLC. Pursuant to a consulting agreement between ProEminent Sports, LLC and Medallion Financial Corp., Mr. Tavares acts as a consultant to Medallion Financial Corp. for sports related investments and, included within the scope of his duties is his service to us. Pursuant to the consulting agreement, Mr. Tavares has, among other things, agreed to serve as our Chief Executive Officer, help us identify a target business in the sports, entertainment and leisure industries, perform due diligence on the proposed target and negotiate and consummate a business combination with such a target business. Our advisors, Robert Caporale and Randel E. Vataha, are Chairman and President,

respectively, and each own 50% of, the membership interests of Game Plan LLC. Medallion was previously party to an agreement with Game Plan LLC pursuant to which Game Plan LLC provided certain consulting services to Medallion and to us, including advising us in identifying a target business in the sports, entertainment and leisure industries. Under such agreement, Mr. Caporale and Mr. Vataha agreed to help us identify a target business in the sports, entertainment and leisure industries, and agreed to help us perform due diligence on the proposed target and negotiate and consummate a business combination with such a target business. The fees paid by Medallion pursuant to the consulting agreements were solely borne by Medallion and were not reimbursed by us. In June 2008 we engaged Game Plan LLC to provide consulting services to us in connection with identifying a target business in the sports, entertainment and leisure industries and consummating a business combination with such a target business. In June 2008 we also entered into an agreement with Graidan Ventures LLC whereby Graidan Ventures LLC has agreed to help us identify a target business in the sports, entertainment and leisure industries. Medallion is a party to an additional agreement with Graidan Ventures LLC pursuant to which Graidan Ventures LLC provides certain consulting services to Medallion. Our Vice Chairman and Secretary, Andrew M. Murstein, also serves as the President and member of the Board of Directors of Medallion Financial Corp. Our Chief Financial Officer, Larry D. Hall, also serves as the Chief Financial Officer of Medallion Financial Corp. We anticipate that we will have access to the services of other personnel on an as needed basis, although there can be no assurances that any such personnel will be able to devote sufficient time, effort or attention to us when we need it. None of our officers nor any of these other personnel, all of whom we will be dependent upon prior to effecting a business combination, have entered into employment agreements with us and none are obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether we are in the process of (i) seeking a potential target acquisition, or (ii) performing due diligence on one or more target acquisitions or (iii) completing the business combination for a selected target acquisition. Our officers may spend more time than others, or no time at all, on the various phases of the acquisition process depending on their competing time requirements apart from our business and their particular areas of expertise. We do not intend to have any full time employees prior to the consummation of a business combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a current report on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s website is located at www.sec.gov .

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

The current market conditions have materially and adversely affected the debt and equity capital markets in the United States, which could have a negative impact on our ability to complete a business combination. The U.S. capital markets have been experiencing extreme volatility and disruption for more than 12 months as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. These events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of credit and equity capital for the markets as a whole. We believe that the U.S. economy has entered into a period of severe recession, and forecasts for 2009 generally call for a weakening economy in the United States, with the continuation of the economic recession and possibly an economic depression. As a result, we believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity could have an adverse effect on our ability to complete a business combination. Unfavorable economic conditions also could result in a decision by lenders not to extend credit to us. The current and continuing adverse economic conditions could cause our stock price to decline which could require the issuance of additional shares to effect a business combination, if we were to use stock as part of the consideration. In addition, economic conditions could hinder our ability to obtain the 70.1% positive vote of shareholders to approve a potential business combination since investors might prefer to have their investment returned to them.

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

In accordance with the requirements of United States federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business may be required to have certain financial statements which are prepared in accordance with, or may have to be reconciled to, U.S. generally accepted accounting principles (U.S. GAAP) or in accordance with International Financial Reporting Standards and audited in accordance with the standards of the Public Company Accounting Oversight Board (United States). Although we would attempt to provide such audited or unaudited historical financial statements if required by applicable law or regulations, such historical financial statements are often not required, and, therefore, stockholders voting on a proposed transaction would not have the benefit of financial statements of past operations. However, to the extent that a proposed target business does not have, or cannot prepare, financial statements which have been prepared with, or which can be reconciled to, U.S. GAAP or in accordance with International Financial Reporting Standards, such as if we acquire certain assets, and audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) and such audited or unaudited financial statements are required by applicable law or regulations, we will not be able to acquire that proposed target business. These financial statement requirements may limit the pool of potential target businesses.

Because of our limited resources and the significant competition for business combination opportunities, including numerous companies with a business plan similar to ours, it may be more difficult for us to complete a business combination.

Based on publicly available information as of March 9, 2009, approximately 143 similarly structured blank check companies have completed initial public offerings since the beginning of 2004, and numerous others have filed registration statements. Of these 143 similarly structured blank check companies, only 63 have consummated a business combination, while 18 others have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations, but have not yet consummated such business combinations and another 36 will be or have liquidated.

Accordingly, there are approximately 44 blank check companies with approximately $10.1 billion in trust and an additional 71 blank check companies seeking to raise $12.9 billion that have filed registration statements and are seeking, or will be seeking, to complete business combinations. While some of these companies have specific industries in which they must identify a potential target business, a number of these companies may consummate a business combination in any industry and/or geographic location they choose. As a result, we may be subject to competition from these and other companies seeking to consummate a business combination within any of our target sectors, which, in turn, will result in an increased demand for privately-held companies in these industries. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time period. Further, the fact that only 81 of such companies have either consummated a business combination or entered into a definitive agreement for a business combination may indicate that there are fewer attractive target businesses available to such entities or that many privately-held target businesses are not inclined to enter into these types of transactions with publicly-held blank check companies like ours.

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

We will not propose any business combination with any potential target business to our stockholders if any of our officers, directors, advisors or founding stockholders is an affiliate of such potential target business, or if such potential target business has received a material investment from any of these individuals or entities. Nevertheless, several of our officers, directors, advisors and founding stockholders are engaged in other business activities and have extensive relationships in the sports, leisure or entertainment industries. Our Chief Executive Officer, Tony Tavares, is the President and Chief Executive Officer of ProEminent Sports, LLC. Pursuant to a consulting agreement between ProEminent Sports, LLC and Medallion Financial Corp., Mr. Tavares acts as a consultant to Medallion for sports related investments and, included within the scope of his duties is his service to us. Pursuant to the consulting agreement, Mr. Tavares has, among other things, agreed to serve as our Chief Executive Officer and review and help define our scope of business. Mr. Tavares has agreed to help us identify a target business in the sports, entertainment and leisure industries, perform due diligence on the proposed target and negotiate and consummate a business combination with such a target business. Our advisors, Robert Caporale and Randel Vataha, are Chairman and President, respectively, and each own 50% of the membership interests, of Game Plan LLC. Medallion was previously party to an agreement with Game Plan LLC pursuant to which Game Plan LLC provided certain consulting services to Medallion and to us, including advising us in identifying a target business in the sports, entertainment and leisure industries. Under such agreement, Mr. Caporale and Mr. Vataha agreed to help us identify a target business in the sports, entertainment and leisure industries, and agreed to help us perform due diligence on the proposed target and negotiate and consummate a business combination with such a target business. The fees paid by Medallion pursuant to the consulting agreements were solely borne by Medallion and were not reimbursed by us. In June 2008 we engaged Game Plan LLC to provide consulting services to us in connection with identifying a target business in the sports, entertainment and leisure industries and consummating a business combination with such a target business. In June 2008 we also entered into an agreement with Graidan Ventures LLC whereby Graidan Ventures LLC has agreed to help us identify a target business in the sports, entertainment and leisure industries. Medallion is a party to an additional agreement with Graidan Ventures LLC pursuant to which Graidan Ventures LLC provides certain consulting services to Medallion. Our Vice Chairman and Secretary, Andrew M. Murstein, also serves as the President of Medallion, and our Chief Financial Officer, Larry D. Hall, also serves as the Chief Financial Officer of Medallion. ProEminent Sports, LLC, Medallion, Game Plan LLC, or any of our officers, directors, advisors or founding stockholders may have relationships or have clients who have relationships with a potential target business. Other than the fees under these agreements and under any future agreement with Game Plan LLC into which we may enter and the compensation paid by Medallion to these officers and advisors, in no event will any of our existing officers, directors or stockholders or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render, in order to effectuate the consummation of a business combination. However, such individuals and entities will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target acquisitions and performing due diligence on suitable business combinations. After a business combination, such individuals may be paid consulting, management or other fees from target businesses, with any and all amounts being fully disclosed to stockholders, to the extent known, in the proxy solicitation materials furnished to the stockholders. Any such compensation to be paid to our officers, directors or founding stockholders after a business combination may influence their evaluation of a potential business combination, resulting in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

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

No matters were submitted to a vote of security holders during the 2008 fourth quarter.

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

The following table sets forth, for the periods indicated, the range of high and low closing prices for our units, warrants and common stock on the American Stock Exchange.

	Units		Warrants		Common Stock
	High	Low	High	Low	High	Low
2008
First Quarter (1)	$10.30	$9.36	$0.89	$0.40	$9.20	$9.00
Second Quarter	$10.00	$9.45	$0.88	$0.44	$9.49	$9.06
Third Quarter	$10.00	$8.99	$0.50	$0.19	$9.55	$8.77
Fourth Quarter	$9.10	$7.67	$0.27	$0.03	$9.15	$8.22

(1)	Represents the high and low prices for our units from January 17, 2008, the date of our initial public offering, through March 31, 2008. Represents the high and low prices for our warrants and common stock from February 5, 2008, the date that our warrants and common stock first became separately tradable, through March 31, 2008.

Holders of Common Equity

As of March 26, 2009, there was 1 holder of record of our units, 3 holders of record of our warrants (including holders of warrants in our units) and 8 record holders of our common stock (including holders of common stock included in our units).

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

Each of the stockholders listed above forfeited a portion of their previously issued shares upon the expiration of the underwriter’s over-allotment option on February 1, 2008. The number of shares owned by such stockholders following the forfeiture is as follows:

Stockholders	Number of Shares
Medallion Financial Corp.(1)	4,877,112
Tony Tavares	269,453
Kemp Partners(2)	107,781
Game Plan LLC(3)	107,781
Richard Mack	13,472
Doug Ellenoff	13,472

Total	5,389,071

(1)	Mr. Murstein, our Vice Chairman and Secretary, is the President and a Director of Medallion Financial Corp. and, as of March 26, 2009, owned 1,636,666 shares of Medallion, approximately 9.32% of its issued and outstanding shares. Our Chief Executive Officer, Tony Tavares, is an employee of ProEminent Sports, LLC. Pursuant to a consulting agreement between ProEminent Sports, LLC and Medallion, Mr. Tavares acts as a consultant to Medallion for sports related investments and, included within the scope of his duties is his service to the Company. Our advisors, Robert Caporale and Randel E. Vataha, are Chairman and President, respectively, and each own 50% of the membership interests, of Game Plan LLC. Our Chief Financial Officer, Larry D. Hall, also serves as the Chief Financial Officer of Medallion. As of March 26, 2009, Messrs. Aaron, Cuomo and Kreitman, each members of our Board of Directors and of the Board of Directors of Medallion, owned 11,000, 12,000 and 16,000 shares, respectively, of Medallion, in each case, constituting less than one percent of its issued and outstanding shares.
(2)	Kemp Partners is a limited liability company of which our Chairman, Mr. Kemp, owns 44% of the outstanding membership interests.
(3)	Game Plan LLC is a limited liability company of which our advisor, Bob Caporale, is the Chairman and our advisor, Randel E. Vataha, is the President. Messrs. Caporale and Vataha each own 50% of the outstanding limited liability company interests of Game Plan LLC.

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

Statement of Operations Data:

	For the period from July 3, 2007 (Inception) to December 31, 2007	For the Year Ended December 31, 2008	For the period from July 3, 2007 (Inception) to December 31, 2008
Interest income	$—	$3,665,545	$3,665,545

Organization costs and operating expenses	$8,347	$1,558,532	$1,566,879

Income (loss) before income taxes	$(8,347)	$2,107,013	$2,098,666
Provision for income taxes	$—	$945,686	$945,686

Net income (loss)	$(8,347)	$1,161,327	$1,152,980

Net income (loss) per share — basic and diluted	$(0.00)	$0.05

Weighted average shares outstanding — basic and diluted	5,750,000	25,587,293

Balance Sheet Data:

	December 31, 2008	December 31, 2007
Cash	$1,233,134	$198,250
Cash and cash equivalents – trust account	$215,200,539	—
Deferred offering cost	—	587,936
Total assets	216,853,836	786,186
Total liabilities	9,556,662	592,529
Common stock, subject to possible redemption	64,668,800	—
Total stockholders’ equity	142,628,294	193,657

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the year ended December 31, 2008, interest income on the trust account amounted to $3,665,545. Our operating expenses during 2008 were $1,558,532, consisting of professional fees of $872,620 for costs primarily associated with identifying and negotiating with potential acquisition targets, legal expenses paid to a related party of $72,206 for costs primarily associated with identifying and negotiating with potential acquisition targets, franchise tax expense of $158,509, insurance expense of $104,927, administrative fees paid to Medallion of $86,250, and other organizational costs and operating expenses of $264,020, primarily relating to travel-related costs associated with due diligence activities and personnel-related costs. We provided income taxes of $945,686 for 2008, resulting in net income of $1,161,327 or $0.05 per share for the year ended December 31, 2008.

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

We expect to use substantially all of the net proceeds of our initial public offering and the private placement to acquire a target business, including payment of expenses we incur in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that we use debt or equity securities as consideration in a business combination and do not use all of the funds in the trust account, we will use the remaining trust account funds to finance the operations of the target business. We believe that the $2,250,000 that we drew from interest earned on the trust account will be sufficient to allow us to operate until at least January 17, 2010, even if we do not complete a business combination during that time.

The credit markets are undergoing a crisis which has disrupted a wide range of traditional financing sources. The crisis has made it increasingly difficult and significantly more expensive through higher credit spreads for companies to obtain and renew financing. Continued turmoil in the credit markets could limit our access to funds and could have a negative impact on our ability to complete a business combination.

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

Contractual Obligations

We did not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities. Following the end of our fiscal year, on January 17, 2008, we entered into a services agreement with

Medallion Financial Corp. requiring us to pay $7,500 per month. The agreement terminates on the earlier of the completion of a business combination or upon our dissolution. In June 2008 we entered into a consulting agreement with Game Plan LLC whereby Game Plan LLC has agreed to provide consulting services to us in connection with identifying a target business in the sports, entertainment and leisure industries and consummating a business combination with such a target business. The agreement continues on a month to month basis until terminated under the terms of the agreement. In June 2008 we also entered into a consulting agreement with Graidan Ventures LLC whereby Graidan Ventures LLC has agreed to help us identify a target business in the sports, entertainment and leisure. The agreement has an initial term of eight months with additional successive terms of three months until terminated under the terms of the agreement.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such is defined in Rules 3a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of the our management, including our principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the our evaluation under the framework in Internal Control —Integrated Framework, our management concluded our internal controls over financial reporting was effective as of December 31, 2008. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management has evaluated our internal control over financial reporting to determine whether any changes occurred during the 2008 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2008 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Jack Kemp	73	Chairman of the Board
Tony Tavares	59	President and Chief Executive Officer
Larry D. Hall	55	Chief Financial Officer
Andrew M. Murstein	44	Vice Chairman and Secretary
Henry L. Aaron	75	Director
Mario M. Cuomo	76	Director
Stanley Kreitman	77	Director
Richard Mack	41	Director

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

Stanley Kreitman has served as one of our directors since May 2008. He is also a director of Medallion Financial Corp., a position he has held since February 1996. Since 1993, Mr. Kreitman has served as Chairman of Manhattan Associates, an investment banking company. In addition, since 2001, Mr. Kreitman has served as Senior Advisor of the Advisory Board to Signature Bank. Mr. Kreitman served as a director of Tri-Magna from 1991 until May 1996. Mr. Kreitman served as President of the United States Banknote Corporation, a securities printing company, from 1976 until his retirement in 1996. Mr. Kreitman serves as a member of the board of directors of CCA Industries, Inc., Geneva Financial Corp., KSW Corp. Capital Lease Funding and Sports Properties Acquisition Corp., all publicly-traded companies. Mr. Kreitman is also a director nominee of National Security Solutions Inc. He also serves as chairman of the New York Board of Corrections and as a member of the board of directors of Century Bank (Sarasota, Florida). Mr. Kreitman received a B.S. from New York University.

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

Advisors

Randel E. Vataha has served as one of our advisors since our founding. He is currently the President and a member of Game Plan LLC, a firm that he co-founded in 1995 to provide consulting and investment banking services to the sports and entertainment industry and retained by us to provide consulting services to us in connection with identifying a target business in the sports, entertainment and leisure industries and consummating a business combination with such a target business. Prior to that, he served as Chief Executive Officer of Bob Woolf Associates Inc., beginning in March 1986. Mr. Vataha was employed by Korn-Ferry International from 1984 to March 1986. Mr. Vataha was also a co-founder of the United States Football League in 1981, co-owner of the Boston Breakers Football Club in 1983 and President of the New Orleans Football Club in 1984. Prior to his involvement with the United States Football League, he was the founder and owner of the Playoff Sports and Fitness Clubs from 1977 to 1981, after his retirement from the National Football League as a wide receiver with the New England Patriots and the Green Bay Packers. During his career in the National Football League, Mr. Vataha was the Player Representative for the New England Patriots during the 1974 season. Mr. Vataha received a B.A. in political science from Stanford University.

Robert L. Caporale has served as one of our advisors since our founding. He is currently the Chairman and a member of Game Plan LLC, a firm that he co-founded in 1995 to provide consulting and investment banking services to the sports and entertainment industry and retained by us to provide consulting services to us in connection with identifying a target business in the sports, entertainment and leisure industries and consummating a business combination with such a target business. Prior to that, he served as an attorney practicing litigation, business and sports entertainment law. He has served as an attorney for a number of professional sports leagues and franchises, including the World Hockey Association, the Pittsburgh Penguins, the Florida Marlins, the Edmonton Oilers, the Quebec Nordiques, the Winnipeg Jets and the Hartford Whalers. He previously served as an Alternate Governor to the National Hockey League for the Pittsburgh Penguins. He was an attorney for the New Boston Garden Corporation in connection with the development and financing of a new sports arena that opened in Boston in 1995. He was the President and a partial owner of the Boston Breakers Football Club, one of the original franchises of the United States Football League, from 1982-1983. He is currently a member of the Board of Advisors of the Red Auerbach Youth Foundation and has previously served as a member of the Board of Governors of the Boston Stock Exchange and as Chairman of the Sports and Entertainment Law Committee of the Boston Bar Association. Mr. Caporale received a B.A. from Tufts University and a J.D. from Boston College Law School.

Andor M. Laszlo has served as one of our advisors since January 2008. He is currently President of Graidan Ventures LLC, a firm he founded in 2008 that provides advisory services and has been retained by us to help us identify a target business in the sports, entertainment and leisure industries. Medallion is a party to an additional agreement with Graidan Ventures LLC pursuant to which Graidan Ventures LLC provides certain consulting services to Medallion. From July 2005 to November 2007, Mr. Laszlo held the title of Managing Director at Banc of America Securities LLC where he was Head of Media and Telecom Equity Capital Markets. Mr. Laszlo was the Chief Operating Officer and Head of Business Development for EagleRock Capital Management LLC, a New York based multi-strategy hedge fund, from April 2004 until joining Banc of America Securities LLC. Prior to that, from 1997 until joining EagleRock Capital Management LLC, he held various senior positions at Lehman Brothers, Inc where he was a Senior Vice President. His positions at Lehman Brothers included Head of European Equity Syndicate and Head of European Media and Telecom Equity Capital Markets.

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

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. Our Bylaws provide that the number of directors which may constitute the board of directors shall not be less than one or more than nine. Upon completion of our initial public offering our board of directors will have five members. The term of office of the first class of directors, consisting of Mario M. Cuomo and Richard Mack, will expire at our first annual meeting of stockholders following the completion of our initial public offering. The term of office of the second class of directors, consisting of Henry L. Aaron and Jack Kemp, will expire at the second annual meeting following the completion of our initial public offering. The term of office of the third class of directors, consisting of Andrew M. Murstein and Stanley Kreitman, will expire at the third annual meeting following the completion of our initial public offering.

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

Director Independence

Our board of directors has determined that Jack Kemp, Henry L. Aaron, Stanley Kreitman and Richard Mack are “independent directors” within the meaning of Rule 121(A) of the American Stock Exchange Company Guide and Rule 10A-3 promulgated under the Exchange Act.

Audit Committee

We have established an audit committee of the board of directors, which consists of Jack Kemp, Stanley Kreitman and Richard Mack. Mr. Kemp serves as the chairman of our audit committee. The independent directors we appoint to our audit committee will each be an independent member of our board of directors, as defined by the rules of the SEC. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

In addition, the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Kreitman satisfies the definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under the SEC’s rules and regulations.

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Messrs. Kemp, Aaron and Mack, each of whom is an independent director as defined by the rules of the American Stock Exchange and the SEC. Mr. Kemp will serve as the chairman of our nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act, our directors, executive officers and persons who own more than 10% of our common stock, are required to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file. Based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during the year ended December 31, 2008, our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

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

Compensation for Officers, Directors and Advisors

No executive officer has received any cash compensation for services rendered to us. Our Chief Executive Officer, Tony Tavares, is the President and Chief Executive Officer of ProEminent Sports, LLC. Pursuant to a consulting agreement between ProEminent Sports, LLC and Medallion Financial Corp., Mr. Tavares acts as a consultant to Medallion for sports related investments and, included within the scope of his duties is his service to us. Pursuant to the consulting agreement, Mr. Tavares has, among other things, agreed to serve as our Chief Executive Officer, help us identify a target business in the sports, entertainment and leisure industries, perform due diligence on the proposed target and negotiate and consummate a business combination with such a target business. Following a business combination, in the event Mr. Tavares is not offered employment with us as our Chief Executive Officer or a board position with us, Medallion has agreed to continue Mr. Tavares’ consulting arrangement for at least an additional twelve months. For the services rendered by ProEminent Sports, LLC to Medallion, Medallion pays ProEminent Sports a monthly fee of $20,000. Our advisors, Robert Caporale and Randel Vataha, are Chairman and President, respectively, and each own 50% of the membership interests, of Game Plan LLC. Medallion was previously party to an agreement with Game Plan LLC pursuant to which Game Plan LLC provided certain consulting services to Medallion and to us, including advising us in identifying a target business in the sports, entertainment and leisure industries. Under such agreement, Mr. Caporale and Mr. Vataha agreed to help us identify a target business in the sports, entertainment and leisure industries, and agreed to help us perform due diligence on the proposed target and negotiate and consummate a business combination with such a target business. The fees paid by Medallion pursuant to the consulting agreements were solely borne by Medallion and were not reimbursed by us. In June 2008 we entered into a consulting agreement with Game Plan LLC whereby Game Plan LLC has agreed to provide consulting services to us in connection with identifying a target business in the sports, entertainment and leisure industries and consummating a business combination with such a target business. In June 2008 we also entered into a consulting agreement with Graidan Ventures LLC whereby Graidan Ventures LLC has agreed to help us identify a target business in the sports, entertainment and leisure. Our Vice Chairman and Secretary, Andrew M. Murstein, also serves as the President and member of the Board of Directors of Medallion. Our Chief Financial Officer, Larry D. Hall, also serves as the Chief Financial Officer of Medallion. Other than the fees under these agreements and the compensation paid by Medallion to these officers and advisors, in no event will any of our existing officers, directors or stockholders or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render, in order to effectuate the consummation of a business combination. However, such individuals and entities will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target acquisitions and performing due diligence on suitable business combinations. After a business combination, such individuals may be paid consulting, management or other fees from target businesses, with any and all amounts being fully disclosed to stockholders, to the extent known, in the proxy solicitation materials furnished to the stockholders. Any such compensation to be paid to our officers, directors or founding stockholders after a business combination may influence their evaluation of a potential business combination, resulting in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement

Compensation Committee Interlocks and Insider Participation

There were no members of the compensation committee during the year ended December 31, 2008.

Compensation Committee Report

Since no executive officer received any compensation for services rendered during the year ended December 31, 2008 this Annual Report form 10-K does not include a “Compensation Discussion and Analysis.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of March 26, 2009 and as adjusted to reflect the sale of founder warrants and the sale of our common stock included in the units offered by this prospectus (assuming none of the individuals listed purchase units in our initial public offering, except as provided below), by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owners (1)	Number of Shares (2)	Percentage of Common Stock
Medallion Financial Corp. (3)	4,877,112	18.10%
Tony Tavares	284,453	1.06%
Jack Kemp (4)	107,781	*
Richard Mack	13,472	*
Andrew M. Murstein (5)	4,877,112	18.10%
Larry D. Hall	0	0
Henry L. Aaron	0	0
Mario M. Cuomo	0	0
Bank of America Corporation (6)	2,599,700	9.65%
All Directors and Officers as a Group (7 persons) (5)	5,282,818	19.61%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the stockholders is 437 Madison Avenue, New York, New York 10022.
(2)	Unless otherwise indicated, all ownership is direct beneficial ownership.
(3)	Mr. Murstein, our Vice Chairman and Secretary, is the President and a Director of Medallion Financial Corp. and, as of March 26, 2009, owned 1,636,666 shares of Medallion Financial Corp., approximately 9.32% of its issued and outstanding shares. As of March 26, 2009, Messrs. Aaron, Cuomo and Kreitman, each members of our Board of Directors and of the Board of Directors of Medallion, owned 11,000, 12,000 and 16,000 shares, respectively, of Medallion, in each case, constituting less than one percent of its issued and outstanding shares.
(4)	Represents shares held by Kemp Partners, a limited liability company of which our Chairman, Mr. Kemp, owns 44% of the outstanding membership interests.
(5)	Represents shares held by Medallion of which Mr. Murstein is the President and a Director, as described in Note 3 above. Except to the extent of his pecuniary interest therein, Mr. Murstein disclaims beneficial ownership of such shares.
(6)	Based solely upon a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2009 by Bank of America Corporation, NB Holdings Corporation, Banc of America Securities Holdings Corporation and Banc of America Securities LLC, together Bank of America. In the Schedule 13G, Bank of America reported that it has shared voting power with respect to 2,599,700 shares and shared dispositive power with respect to 2,599,700 shares. Bank of America’s address is 100 North Tryon Street, Floor 25, Bank of America Corporate Center, Charlotte, North Carolina 28255.

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

Name and Address of Beneficial Owners (1)	Number of Shares (2)	Percentage of Common Stock
Medallion Financial Corp. (3)	4,525,000	18.1%
Kemp Partners (4)	100,000	*
Tony Tavares	265,000	1.1%
Richard Mack	12,500	*
Game Plan LLC (5)	100,000	*
All Directors and Officers as a Group (5 persons) (6)	377,500	1.51%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the stockholders is 437 Madison Avenue, New York, New York 10022.
(2)	Unless otherwise indicated, all ownership is direct beneficial ownership.
(3)	Mr. Murstein, our Vice Chairman and Secretary, is the President and a Director of Medallion Financial Corp. and, as of March 26, 2009, owned 1,636,666 shares of Medallion Financial Corp., approximately 9.32% of its issued and outstanding shares. As of March 26, 2009, Messrs. Aaron, Cuomo and Kreitman, each members of our Board of Directors and of the Board of Directors of Medallion, owned 11,000, 12,000 and 16,000 shares, respectively, of Medallion, in each case, constituting less than one percent of its issued and outstanding shares.
(4)	Kemp Partners is a limited liability company of which our Chairman, Mr. Kemp, owns 44% of the outstanding membership interests.
(5)	Game Plan LLC is a limited liability company of which our advisor, Robert L. Caporale, is the Chairman and our advisor, Randel E. Vataha, is the President. Messrs. Caporale and Vataha each own 50% of the outstanding limited liability company interests of Game Plan LLC.

Each of the stockholders listed above forfeited a portion of their previously issued shares upon the partial expiration of the underwriter’s over-allotment option. The number of shares owned by such stockholder following the forfeiture is as follows:

Name and Address of Beneficial Owners(1)	Number of Shares(2)	Percentage of Common Stock
Medallion Financial Corp.(3)	4,877,112	18.1%
Kemp Partners(4)	107,781	*
Tony Tavares	269,453	1.0%
Richard Mack	13,472	*
Game Plan LLC(5)	107,781	*
Doug Ellenoff	13,472	*

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the stockholders is 437 Madison Avenue, New York, New York 10022.
(2)	Unless otherwise indicated, all ownership is direct beneficial ownership.
(3)	Mr. Murstein, our Vice Chairman and Secretary, is the President and a Director of Medallion Financial Corp. and, as of March 26, 2009, owned 1,636,666 shares of Medallion Financial Corp., approximately 9.32% of its issued and outstanding shares. As of March 26, 2009, Messrs. Aaron, Cuomo and Kreitman, each members of our Board of Directors and of the Board of Directors of Medallion, owned 11,000, 12,000 and 16,000 shares, respectively, of Medallion, in each case, constituting less than one percent of its issued and outstanding shares.

(4)	Kemp Partners is a limited liability company of which our Chairman, Mr. Kemp, owns 44% of the outstanding membership interests.
(5)	Game Plan LLC is a limited liability company of which our advisor, Robert L. Caporale, is the Chairman and our advisor, Randel E. Vataha, is the President. Messrs. Caporale and Vataha each own 50% of the outstanding limited liability company interests of Game Plan LLC.

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

Our Chief Executive Officer, Tony Tavares, is the President and Chief Executive Officer of ProEminent Sports, LLC. Pursuant to a consulting agreement between ProEminent Sports, LLC and Medallion Financial Corp., Mr. Tavares acts as a consultant to Medallion Financial Corp. for sports related investments and, included within the scope of his duties is his service to us. Pursuant to the consulting agreement, Mr. Tavares has, among other things, agreed to serve as our Chief Executive Officer, help us identify a target business in the sports, entertainment and leisure industries, perform due diligence on the proposed target and negotiate and consummate a business combination with such a target business. Following a business combination, in the event Mr. Tavares is not offered employment with us as our Chief Executive Officer or a board position with us, Medallion has agreed to continue Mr. Tavares’ consulting arrangement for at least an additional twelve months. For the services rendered by ProEminent Sports, LLC to Medallion, Medallion pays ProEminent Sports a monthly fee of $20,000. Our advisors, Robert Caporale and Randel Vataha, are Chairman and President, respectively, and each own 50% of the membership interests, of Game Plan LLC. Medallion was previously party to an agreement with Game Plan LLC pursuant to which Game Plan LLC provided certain consulting services to Medallion and to us, including advising us in identifying a target business in the sports, entertainment and leisure industries. Under such agreement, Mr. Caporale and Mr. Vataha agreed to help us identify a target business in the sports, entertainment and leisure industries, and agreed to help us perform due diligence on the proposed target and negotiate and consummate a business combination with such a target business. The fees paid by Medallion pursuant to the consulting agreements were solely borne by Medallion and were not reimbursed by us. In June 2008 we entered into a consulting agreement with Game Plan LLC whereby Game Plan LLC has agreed to provide consulting services to us in connection with identifying a target business in the sports, entertainment and leisure industries and consummating a business combination with such a target business. In June 2008 we also entered into a consulting agreement with Graidan Ventures LLC whereby Graidan Ventures LLC has agreed to help us identify a target business in the sports, entertainment and leisure. Our Vice Chairman and Secretary, Andrew M. Murstein, also serves as the President and member of the Board of Directors of Medallion Financial Corp. Our Chief Financial Officer, Larry D. Hall, also serves as the Chief Financial Officer of Medallion Financial Corp. Other than the fees under these agreements and under any future agreement with Game Plan LLC into which we may enter, the compensation paid by Medallion Financial Corp. to these officers and advisors and the reimbursable out-of-pocket expenses payable to our officers and directors, in no event will any of our existing officers, directors or stockholders or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render, in order to effectuate the consummation of a business combination.

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

Director Independence

Our board of directors has determined that Jack Kemp, Henry L. Aaron, Stanley Kreitman and Richard Mack are “independent directors” within the meaning of Rule 121(A) of the American Stock Exchange Company Guide and Rule 10A-3 promulgated under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal year ended December 31, 2008, the firm of Weiser LLP was our principal accountant. The following is a summary of fees paid or to be paid to Weiser for services rendered for the fiscal years ended December 31, 2008 and December 31, 2007:

Fee Category	Fiscal 2008 Fees	Fiscal 2007 Fees
Audit Fees	$87,768	$124,950
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	11,593	—

Total Fees	$99,361	$124,950

Audit Fees. Consists of the aggregate fees billed by Weiser for professional services rendered for the audit of our annual financial statements during the fiscal year ended December 31, 2008 and for review of quarterly reports during the year and for services performed in connection with the Company’s registration statement.

Audit-Related Fees. Other than the fees described under the caption, “Audit Fees” above, Weiser did not bill any fees for services rendered to us during fiscal years ended December 31, 2008 and December 31, 2007 for assurance and related services in connection with the audit or review of our financial statements.

Tax Fees. There were no fees billed by Weiser for professional services rendered during the fiscal years ended December 31, 2008 and December 31, 2007 for tax compliance, tax advice, and tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above. These services include accounting advice in connection with potential target acquisitions.

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

Date: March 27, 2009

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

Signatures	Title	Date

/s/ Jack Kemp Jack Kemp	Chairman of the Board of Directors	March 27, 2009

/s/ Tony Tavares Tony Tavares	President and Chief Executive Officer (Principal Executive Officer)	March 27, 2009

/s/ Larry D. Hall Larry D. Hall	Chief Financial Officer (Principal Accounting Officer)	March 27, 2009

/s/ Andrew M. Murstein Andrew M. Murstein	Vice Chairman and Secretary	March 27, 2009

/s/ Henry L. Aaron Henry L. Aaron	Director	March 27, 2009

/s/ Mario M. Cuomo Mario M. Cuomo	Director	March 27, 2009

/s/ Stanley Kreitman Stanley Kreitman	Director	March 27, 2009

/s/ Richard Mack Richard Mack	Director	March 24, 2009

FINANCIAL STATEMENTS

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sports Properties Acquisition Corp.

We have audited the accompanying balance sheets of Sports Properties Acquisition Corp. (a corporation in the development stage) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008, the period from July 3, 2007 (inception) to December 31, 2007, and the cumulative period from July 3, 2007 (inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Sports Properties Acquisition Corp. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Sports Properties Acquisition Corp.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sports Properties Acquisition Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008, the period from July 3, 2007 (inception) to December 31, 2007, and the cumulative period from July 3, 2007 (inception) to December 31, 2008 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, Sports Properties Acquisition Corp. will face a mandatory liquidation on January 17, 2010 if a business combination is not consummated.

/s/ Weiser LLP

WEISER LLP

New York, New York
March 27, 2009

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Balance Sheets

	December 31, 2008	December 31, 2007
Assets
Current assets
Cash	$1,233,134	$198,250
Cash and cash equivalents — trust account	215,200,539	—
Prepaid expenses	420,163	—

Total current assets	216,853,836	198,250
Deferred offering costs	—	587,936

Total assets	$216,853,836	$786,186

Liabilities and stockholders’ equity
Current liabilities
Accrued expenses	$260,508	$147,268
Deferred underwriters fees	9,296,154	—
Due to affiliate	—	245,261
Note payable to affiliate	—	200,000

Total current liabilities	9,556,662	592,529

Common stock, subject to possible redemption, 6,466,888 shares, at redemption value (note 1)	64,668,880	—

Commitments	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 26,945,371 and 5,750,000 shares issued and outstanding	26,945	5,750
Additional paid-in capital	141,448,369	196,254
Retained earnings (deficit) accumulated during the development stage	1,152,980	(8,347)

Total stockholders’ equity	142,628,294	193,657

Total liabilities and stockholders’ equity	$216,853,836	$786,186

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Statements of Operations

	For the period from July 3, 2007 (Inception) to December 31, 2007	For the Year Ended December 31, 2008	For the period from July 3, 2007 (Inception) to December 31, 2008
Interest income	$—	$3,665,545	$3,665,545

Professional fees	—	872,620	872,620
Legal expense paid to related party	—	72,206	72,206
Franchise tax expense	—	158,509	158,509
Insurance expense	—	104,927	104,927
Administrative fees paid to affiliate	—	86,250	86,250
Organization costs and other operating expenses	8,347	264,020	272,367

Total expenses	8,347	1,558,532	1,566,879

Income (loss) before income taxes	(8,347)	2,107,013	2,098,666
Provision for income taxes	—	945,686	945,686

Net income (loss)	$(8,347)	$1,161,327	$1,152,980

Net income (loss) per share — basic and diluted	$(0.00)	$0.05

Weighted average shares outstanding — basic and diluted	5,750,000	25,587,293

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit) Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Balance at July 3, 2007 (Inception)	—	$—	$—	$—	$—

Issuance of common stock on September 12, 2007 at $0.01 per share for cash	5,750,000	5,750	51,750	—	57,500
Net loss	—	—	—	(8,347)	(8,347)
Offering expenses contributed by affiliate	—	—	144,504	—	144,504

Balance at December 31, 2007	5,750,000	5,750	196,254	(8,347)	193,657
Net income	—	—	—	1,161,327	1,161,327
Issuance of 6,000,000 warrants on January 17, 2008 at $1.00 per warrant for cash	—	—	6,000,000	—	6,000,000
Issuance of 20,000,000 units (1 share of common stock and 1 warrant) to public stockholders on January 24, 2008 at $10 per unit for cash, net of offering costs and shares subject to redemption	20,000,000	20,000	125,576,857	—	125,596,857
Issuance of 1,556,300 units (1 share of common stock and 1 warrant) to public stockholders on February 1, 2008 at $10 per unit for cash, net of offering costs	1,556,300	1,556	9,674,897	—	9,676,453
Forfeiture of 360,929 shares of common stock owned by founders, at no cost, on February 1, 2008, related to underwriters overallotment not being fully exercised	(360,929)	(361)	361	—	—

Balance at December 31, 2008	26,945,371	$26,945	$141,448,369	$1,152,980	$142,628,294

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Statements of Cash Flows

	For the period from July 3, 2007 (Inception) to December 31, 2007	For theYear Ended December 31, 2008	For the period from July 3, 2007 (Inception) to December 31, 2008
Cash flows from operating activities

Net income (loss)	$(8,347)	$1,161,327	$1,152,980
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Increase in prepaid expenses	—	(420,163)	(420,163)
Increase in accrued expenses	—	260,508	260,508
Organizational expenses paid by affiliate	7,703	—	7,703

Net cash provided by (used for) operating activities	(644)	1,001,672	1,001,028

Cash flows from investing activities
Proceeds and earnings invested in trust account	—	(218,810,289)	(218,810,289)
Transfers from trust account to operating account	—	3,609,750	3,609,750

Net cash used for investing activities	—	(215,200,539)	(215,200,539)

Cash flows from financing activities
Proceeds from sale of stock and warrants — public offering of units	—	215,563,000	215,563,000
Proceeds from sale of warrants — private offering to founders	—	6,000,000	6,000,000
Payment of offering costs, net	(58,606)	(5,883,988)	(5,942,594)
Proceeds from (repayment of) note payable and due to affiliate	200,000	(445,261)	(245,261)
Proceeds from sale of stock — private offering to founders	57,500	—	57,500

Net cash provided by financing activities	198,894	215,233,751	215,432,645

Net increase in cash	198,250	1,034,884	1,233,134
Cash at beginning of period	—	198,250	—

Cash at end of period	$198,250	$1,233,134	$1,233,134

Supplemental schedule of non-cash financing activities
Deferred underwriters fees	$—	$9,296,154	$9,296,154
Accrual of deferred offering costs	384,827	—	—
Offering expenses contributed by affiliate	144,504	—	144,504

Supplemental information
Cash paid during the period for income taxes	$—	$1,360,600	$1,360,600

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Notes to Financial Statements

December 31, 2008

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

At December 31, 2008, the Company had limited operations. All activity through January 24, 2008 related to the Company’s formation and public offering (the “Offering”) as described below, and subsequent to the Offering included efforts to identify potential Business Combination targets. The Company has selected December 31 as its fiscal year end.

The Company’s registration statement was declared effective on January 17, 2008, and the offering was closed on January 24, 2008. Upon closing of the Offering, 100% of the proceeds ($200,000,000) of the offering was placed in a Trust Account invested until the earlier of (i) the consummation of the Company’s first Business Combination or (ii) the liquidation of the Company. The proceeds in the Trust Account include the deferred underwriting discount of $8,625,000 that will be released to the underwriters on completion of a Business Combination (subject to an approximately $0.43 per share reduction for public stockholders who exercise their conversion rights). Interest (net of taxes) earned on assets held in the Trust Account will remain in the Trust Account. However, $2,250,000 of the interest earned on the Trust Account (which is net of taxes payable on interest earned in the Trust Account) was released during 2008 to the Company to cover a portion of the Company’s operating expenses.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds are intended to be applied toward effecting a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination. As used herein, a Business Combination shall mean the acquisition of one or more businesses that at the time of the Company’s initial business combination have a fair value of at least 80.0% of the Company’s assets held in the Trust Account (the “Trust Account”), excluding the deferred underwriting discounts and commissions from the offering of $9,296,154, and taxes payable.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company does not believe the cash equivalents held in the Trust Account are subject to significant credit risk as the portfolio is invested in money market funds that invest in securities of the United States government.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. All of these estimates reflect management’s judgment about current economic and market conditions and their effects based on information available as of the date of these financial statements. If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change.

Income Taxes

The Company has recorded income taxes of $945,686 ($594,868 for federal taxes and $350,818 for state and local taxes) at the statutory rate for net income earned through December 31, 2008. Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company had no deferred tax assets or liabilities at December 31, 2008, and recorded a deferred tax asset for the tax effect of temporary differences of $2,838 as of December 31, 2007. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company recorded a full valuation allowance at December 31, 2007. The effective tax rate of 44.9% differed from the statutory rate of 34% due to state and city taxes. Included in prepaid expenses on the balance sheet is $414,914 of estimated taxes paid as of December 31, 2008, reflecting payments made in excess of the Company’s estimated tax liability.

Deferred Offering Costs

Deferred offering costs consist of legal fees, consulting fees paid to certain founding stockholders, and accounting fees, and other administrative costs incurred through the balance sheet date that relate to the Offering and that were charged to stockholders’ equity upon completion of the Offering.

Fair Value of Assets and Liabilities

The Company adopted Statement of Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157) in the 2008 first quarter, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. While SFAS No. 157 does not require any new fair value measurements, it applies under other pronouncements that require or permit fair value measurements, such as SFAS No. 107, 133, 150, 155, and 156. SFAS No 157 clarifies the definition of fair value as an exit price (i.e. a price that would be received to sell, as opposed to acquire, an asset or transfer a liability), and emphasizes that fair value is a market-based measurement. It establishes a fair value hierarchy that distinguishes between assumptions developed based on market data obtained from independent external sources and the reporting entities own assumptions. Further, it specifies that fair value measurement should consider adjustment for risk, such as the risk inherent in the valuation technique or its inputs. For assets and liabilities measured at fair value, SFAS No. 157 expands the required disclosures concerning the inputs used to measure fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

•	Level I - Quoted prices are available in active markets for identical investments as of the reporting date.

•

Level II - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

•	Level III - Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment.

As of December 31, 2008, the Company’s cash and cash equivalents are classified as Level I.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. SFAS 141(R) also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, SFAS 141(R) requires that acquisition-related costs in a business combination be expensed as incurred, except for costs incurred to issue debt and equity securities. This statement applies prospectively to business combinations effective with the Company’s first fiscal quarter of 2009. Early adoption is not permitted.

The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3 – Initial Public Offering

On January 24, 2008, the Company consummated its initial public offering of 20,000,000 units (the “Units”) at a price of $10.00 per unit, for gross proceeds of $200,000,000, which were netted against offering expenses of $14,475,840 which resulted in net proceeds of $185,524,160 which was placed in the Trust Account. In addition, the Company’s underwriters exercised the over-allotment option for 1,556,300 units of the 3,000,000 total units subject to the over-allotment option, and waived their right to exercise the over-allotment option with respect to any additional units on February 1, 2008. The exercise was at $10 per unit and resulted in net proceeds of $15,144,744, inclusive of the deferred underwriting fees of $671,154, which amount was placed in the Trust Account. Each Unit consists of one share of the Company’s common stock, $0.001 par value, and one warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.00, payable in readily available funds or through a net cashless exercise, commencing upon the later of the completion of a Business Combination or January 17, 2009, and expiring January 17, 2012, unless earlier redeemed. The warrants, including any warrants held by the underwriter, will be redeemable at the Company’s option, at a price of $0.01 per warrant upon 30 days’ written notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.

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

Note 4 – Note Payable to Affiliate, Related Party Transactions, and Commitments

The Company issued a $200,000 unsecured promissory note to Medallion, its sponsor, on September 4, 2007. The note was non-interest bearing and was repaid on the consummation of the offering by the Company. Due to the short-term nature of the note, the carrying value of the note approximated fair value. As of December 31, 2008, Medallion owned 18% of the outstanding equity interests in the Company, with the balance held primarily by the public stockholders. In addition, Medallion paid $568,106 on the Company’s behalf for various organizational, offering and operating expenses, $423,602 which has been reimbursed by the Company to Medallion, and $144,504 which has been recorded as additional paid-in capital at December 31, 2008.

The Company incurred legal fees of approximately $484,834 during the period from July 3, 2007 (inception) to December 31, 2008 with a law firm in which a member of the Company’s Board of Directors is senior counsel.

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

Note 5 – Common Stock

On September 12, 2007, the Company issued 5,750,000 shares for $57,500 in cash, for a purchase price of $0.01 per share to the founding stockholders. On January 24, 2008, the Company issued 20,000,000 units, which included 20,000,000 shares of common stock and 20,000,000 warrants for a purchase price of $10 per unit. On February 1, 2008, the Company’s underwriters exercised the over-allotment option for 1,556,300 units of the 3,000,000 total units subject to the over-allotment option, and waived their right to exercise the over-allotment option with respect to any additional units, resulting in the forfeiture of 360,929 founder shares, at no cost to the Company. As of December 31, 2008, 26,945,371 shares of common stock are outstanding, approximately 18% held by Medallion, and the balance held primarily by the public stockholders.

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

Note 7 – Quarterly Results of Operations (unaudited)

The following table presents the Company’s unaudited quarterly results of operations for the quarterly periods indicated below:

	March 31	June 30	September 30	December 31
2008
Interest income	$1,322,176	$1,134,942	$844,854	$363,573
Income (loss) before income taxes	1,274,009	1,030,860	198,305	(396,161)
Net income (loss)	801,917	462,696	114,472	(217,758)
Net income (loss) per share — basic and diluted	$0.04	$0.02	$0.00	($0.01)
2007
Interest income	$—	$—	$—	$—
Income (loss) before income taxes	—	—	(5,000)	(3,347)
Net income (loss)	—	—	(5,000)	(3,347)
Net income (loss) per share — basic and diluted	—	—	($0.00)	($0.00)