Form 10-Q
period 2009-03-31
Sports Properties Acquisition Corp.
filed 2009-05-15
CIK 1412203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The number of outstanding shares of the registrant’s common stock on May 14, 2009 was 26,945,371 shares.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current assets
Cash	$986,456	$1,233,134
Cash and cash equivalents — trust account	215,009,962	215,200,539
Prepaid expenses	400,592	420,163
Deferred tax asset	106,157	—

Total assets	$216,503,167	$216,853,836

Liabilities and stockholders’ equity
Current liabilities
Accrued expenses	$102,000	$260,508
Deferred underwriters fees	9,296,154	9,296,154
Due to affiliate	16,828	—

Total current liabilities	9,414,982	9,556,662

Common stock , subject to possible redemption, 6,466,888 shares, at redemption value (note 1)	64,668,880	64,668,880

Commitments	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 26,945,371 shares issued and outstanding	26,945	26,945
Additional paid-in capital	141,448,369	141,448,369
Earnings accumulated during the development stage	943,991	1,152,980

Total stockholders’ equity	142,419,305	142,628,294

Total liabilities and stockholders’ equity	$216,503,167	$216,853,836

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Statements of Operations

(unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	For the period from July 3, 2007 (Inception) to March 31, 2009
Interest income	$38,799	$1,322,176	$3,704,344

Professional fees	75,301	—	947,921
Legal expense paid to related party	5,810	—	78,016
Franchise tax expense	171,000	—	329,509
Insurance expense	27,372	22,810	132,299
Administrative fees paid to affiliate	22,500	18,750	108,750
Organization costs and other operating expenses	51,962	6,607	324,329

Total expenses	353,945	48,167	1,920,824

Income (loss) before income taxes	(315,146)	1,274,009	1,783,520
Provision (benefit) for income taxes	(106,157)	472,092	839,529

Net income (loss)	$(208,989)	$801,917	$943,991

Net income (loss) per share — basic and diluted	$(0.01)	$0.04

Weighted average shares outstanding — basic and diluted	26,945,371	21,483,212

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Earnings (Deficit) Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Balance at July 3, 2007 (Inception)	—	$—	$—	$—	$—

Issuance of common stock on September 12, 2007 at $0.01 per share for cash	5,750,000	5,750	51,750	—	57,500
Net loss	—	—	—	(8,347)	(8,347)
Offering expenses contributed by affiliate	—	—	144,504	—	144,504

Balance at December 31, 2007	5,750,000	5,750	196,254	(8,347)	193,657
Net income	—	—	—	1,161,327	1,161,327
Issuance of 6,000,000 warrants on January 17, 2008 at $1.00 per warrant for cash	—	—	6,000,000	—	6,000,000
Issuance of 20,000,000 units (1 share of common stock and 1 warrant) to public stockholders on January 24, 2008 at $10 per unit for cash, net of offering costs and shares subject to redemption	20,000,000	20,000	125,576,857	—	125,596,857
Issuance of 1,556,300 units (1 share of common stock and 1 warrant) to public stockholders on February 1, 2008 at $10 per unit for cash, net of offering costs	1,556,300	1,556	9,674,897	—	9,676,453
Forfeiture of 360,929 shares of common stock owned by founders, at no cost, on February 1, 2008, related to underwriters overallotment not being fully exercised	(360,929)	(361)	361	—	—

Balance at December 31, 2008	26,945,371	26,945	141,448,369	1,152,980	142,628,294
Net loss - unaudited	—	—	—	(208,989)	(208,989)

Balance at March 31, 2009 - unaudited	26,945,371	$26,945	$141,448,369	$943,991	$142,419,305

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	For the period from July 3, 2007 (Inception) to March 31, 2009
Cash flows from operating activities

Net income (loss)	$(208,989)	$801,917	$943,991
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Increase (decrease) in prepaid expenses	19,571	(99,741)	(400,592)
Increase in deferred tax asset	(106,157)	—	(106,157)
Increase (decrease) in accrued expenses	(158,508)	471,492	102,000
Organizational expenses paid by affiliate	—	—	7,703

Net cash provided by (used for) operating activities	(454,083)	1,173,668	546,945

Cash flows from investing activities
Proceeds and earnings invested in trust account	(38,799)	(216,466,920)	(218,849,088)
Transfers from trust account to operating account	229,376	—	3,839,126

Net cash provided by (used for) investing activities	190,577	(216,466,920)	(215,009,962)

Cash flows from financing activities
Proceeds from sale of stock and warrants — public offering of units	—	215,563,000	215,563,000
Proceeds from sale of warrants — private offering to founders	—	6,000,000	6,000,000
Payment of offering costs, net	—	(5,821,869)	(5,942,594)
Proceeds from (repayment of) note payable and due to affiliate	16,828	(426,510)	(228,433)
Proceeds from sale of stock — private offering to founders	—	—	57,500

Net cash provided by financing activities	16,828	215,314,621	215,449,473

Net increase (decrease) in cash	(246,678)	21,369	986,456
Cash at beginning of period	1,233,134	198,250	—

Cash at end of period	$986,456	$219,619	$986,456

Supplemental schedule of non-cash financing activities
Deferred underwriters fees	$—	$9,296,154	$9,296,154
Accrual of deferred offering costs	—	75,000	—
Offering expenses contributed by affiliate	—	59,807	144,504

Supplemental information
Cash paid during the period for income taxes	$70,000	$600	$1,430,600

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Notes to Financial Statements

March 31, 2009

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

At March 31, 2009, the Company had limited operations. All activity through January 24, 2008 related to the Company’s formation and public offering (the “Offering”) as described below, and subsequent to the Offering included efforts to identify potential Business Combination targets.

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

The Company will seek stockholder approval before it will effect any Business Combination. The Company will proceed with a Business Combination only if a majority of the shares of common stock sold as part of the units in the Offering or in the aftermarket (the “Public Stockholders”) are voted in favor of the Business Combination and Public Stockholders owning no more than 29.9% of the shares sold in the Public Offering vote against the Business Combination and exercise their right to convert their shares into a pro rata share of the aggregate amount then on deposit in the Trust Account (up to 6,466,888 shares at $10 per share, or $64,668,880), and a majority of the outstanding shares of the Company’s common stock vote in favor of an amendment to the Company’s amended and restated certificate of incorporation to provide for its perpetual existence.

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

The Company will liquidate and promptly distribute only to its Public Stockholders the amount in the Trust Account, less any income taxes payable on interest income, plus any remaining net assets, if the Company does not effect a Business Combination by January 17, 2010. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that may result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including assets held in the Trust Account) will be less than initial public offering price per share sold in the Public Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Public Offering).

Note 2 – Summary of Significant Accounting Policies

Basis of Preparation

The accompanying unaudited financial statements of the Company have been prepared in accordance with Rule 10-1 of Regulation S-X promulgated by the Securities and Exchange Commission and, accordingly, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of the Company, however, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations as of March 31, 2009, and the results of its operations for the three months ended March 31, 2009 and for the period from July 3, 2007 (date of inception) to March 31, 2009. The results of operations for these periods are not necessarily indicative of the results of operations to be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.

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

Income Taxes

The Company has recorded income taxes of $945,686 ($594,868 for federal taxes and $350,818 for state and local taxes) at the statutory rate for net income earned through December 31, 2008. Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company had deferred tax assets of $106,157 and $0 at March 31, 2009 and December 31, 2008, all of which is expected to be refundable by application against taxes paid in 2008. The 2008 effective tax rate of 44.9% differed from the statutory rate of 34% due to state and city taxes. Included in prepaid expenses on the balance sheet is $313,914 and $414,914 of estimated taxes paid as of March 31, 2009 and December 31, 2008, reflecting payments made in excess of the Company’s estimated tax liability.

Deferred Offering Costs

Deferred offering costs consist of legal fees, consulting fees paid to certain founding stockholders, and accounting fees, and other administrative costs incurred through the balance sheet date that relate to the Offering and that were charged to stockholders’ equity upon completion of the Offering.

Fair Value of Assets and Liabilities

The Company adopted Statement of Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157) in the 2008 first quarter, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. While SFAS No. 157 does not require any new fair value measurements, it applies under other pronouncements that require or permit fair value measurements, such as SFAS No. 107, 133, 150, 155, and 156. SFAS No. 157 clarifies the definition of fair value as an exit price (i.e. a price that would be received to sell, as opposed to acquire, an asset or transfer a liability), and emphasizes that fair value is a market-based measurement. It establishes a fair value hierarchy that distinguishes between assumptions developed based on market data obtained from independent external sources and the reporting entities own assumptions. Further, it specifies that fair value measurement should consider adjustment for risk, such as the risk inherent in the valuation technique or its inputs. For assets and liabilities measured at fair value, SFAS No. 157 expands the required disclosures concerning the inputs used to measure fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

•	Level I – Quoted prices are available in active markets for identical investments as of the reporting date

•

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies

•	Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment

As of March 31, 2009 and December 31, 2008, the Company’s cash and cash equivalents are classified as Level I.

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The effective date of the pronouncement is for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not believe that adoption of this pronouncement will have a material impact on the Company’s financial condition and results of operations.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurement,” when the volume and level of activity for the asset or liability have significantly decreased. The FSP also amends SFAS No. 157 to require reporting entities to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques, if any, as well as requiring reporting entities to define major categories for equity and debt securities in accordance with the major security types as described in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The effective date of the pronouncement is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not believe that adoption of this pronouncement will have a material impact on the Company’s financial condition and results of operations.

In April 2009, the FASB issued FSP Nos. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment.” The FSP amends the other-than-temporary impairment guidance in US GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The effective date of the pronouncement is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected early adoption of this pronouncement for the period ended March 31, 2009, and which election had no material impact on the Company’s financial condition and results of operations.

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. SFAS No. 141(R) also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, SFAS No. 141(R) requires that acquisition-related costs in a business combination be expensed as incurred, except for costs incurred to issue debt and equity securities. This statement applies prospectively to business combinations effective in the Company’s first fiscal quarter of 2009. Early adoption is not permitted.

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

Note 4 – Note Payable to Affiliate, Related Party Transactions, and Commitments

The Company issued a $200,000 unsecured promissory note to Medallion, its sponsor, on September 4, 2007. The note was non-interest bearing and was repaid on the consummation of the offering by the Company. Due to the short-term nature of the note, the carrying value of the note approximated fair value. As of March 31, 2009, Medallion owned 18% of the outstanding equity interests in the Company, with the balance held primarily by the public stockholders. In addition, Medallion paid $584,934 on the Company’s behalf for various organizational, offering and operating expenses, $423,602 which has been reimbursed by the Company to Medallion, $144,504 which has been recorded as additional paid-in capital at December 31, 2008, and $16,828 which is owed to Medallion.

The Company incurred legal fees of $490,644 during the period from July 3, 2007 (inception) to March 31, 2009 with a law firm in which a member of the Company’s Board of Directors is senior counsel.

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

Note 5 – Common Stock

On September 12, 2007, the Company issued 5,750,000 shares for $57,500 in cash, for a purchase price of $0.01 per share to the founding stockholders. On January 24, 2008, the Company issued 20,000,000 units, which included 20,000,000 shares of common stock and 20,000,000 warrants for a purchase price of $10 per unit. On February 1, 2008, the Company’s underwriters exercised the over-allotment option for 1,556,300 units of the 3,000,000 total units subject to the over-allotment option, and waived their right to exercise the over-allotment option with respect to any additional units, resulting in the forfeiture of 360,929 founder shares, at no cost to the Company. As of March 31, 2009, 26,945,371 shares of common stock are outstanding, approximately 18% held by Medallion, and the balance held primarily by the public stockholders.

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

For the quarter ended March 31, 2009, interest income on the trust account amounted to $38,799. Our operating expenses during the quarter ended March 31, 2009 were $182,945, consisting of professional fees of $75,301 for costs primarily associated with identifying and negotiating with potential acquisition targets, legal expenses paid to a related party of $5,801 for costs primarily associated with identifying and negotiating with potential acquisition targets, franchise tax expense of $0, insurance expense of $27,372, administrative fees paid to Medallion of $22,500, and other organizational costs and operating expenses of $51,962, primarily associated with due diligence activities and personnel-related costs. We provided income taxes of $0 for the quarter, resulting in net loss of $144,146 or $0.01 per share for the quarter ended March 31, 2009.

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

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009. There was no change in internal control over financial reporting which occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Accordingly, there are approximately 44 blank check companies with approximately $10.1 billion in trust and potentially an additional 71 blank check companies seeking to raise $12.9 billion that have filed registration statements and are seeking, or will be seeking, to complete business combinations. While some of these companies have specific industries in which they must identify a potential target business, a number of these companies may consummate a business combination in any industry and/or geographic location they choose. As a result, we may be subject to competition from these and other companies seeking to consummate a business combination within any of our target sectors, which, in turn, will result in an increased demand for privately-held companies in these industries. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time period. Further, the fact that only 81 of such companies have either consummated a business combination or entered into a definitive agreement for a business combination may indicate that there are fewer attractive target businesses available to such entities or that many privately-held target businesses are not inclined to enter into these types of transactions with publicly-held blank check companies like ours.

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

We will liquidate and promptly distribute only to our public stockholders the amount in our trust account (subject to our obligations under Delaware law for claims of creditors) plus any remaining net assets if we do not effect a business combination by January 17, 2010. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target businesses may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any target business. This risk will increase as we get closer to the time limit referenced above.

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

The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors’ abilities to make transactions in our securities and subject us to additional trading restrictions.

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

Each of the stockholders listed above forfeited a portion of their previously issued shares upon the expiration of the underwriter’s over-allotment option on February 1, 2008. The number of shares owned by such stockholders following the forfeiture is as follows:

Stockholders	Number of Shares
Medallion Financial Corp.(1)	4,877,112
Tony Tavares	269,453
Kemp Partners(2)	107,781
Game Plan LLC(3)	107,781
Richard Mack	13,472
Doug Ellenoff	13,472

Total	5,389,071

(1)	Mr. Murstein, our Vice Chairman and Secretary, is the President and a Director of Medallion Financial Corp. and, as of May 14, 2009, owned 1,636,666 shares of Medallion, approximately 9.32% of its issued and outstanding shares. Our Chief Executive Officer, Tony Tavares, is an employee of ProEminent Sports, LLC. Pursuant to a consulting agreement between ProEminent Sports, LLC and Medallion, Mr. Tavares acts as a consultant to Medallion for sports related investments and, included within the scope of his duties is his service to the Company. Our advisors, Robert Caporale and Randel E. Vataha, are Chairman and President, respectively, and each own 50% of the membership interests, of Game Plan LLC. Our Chief Financial Officer, Larry D. Hall, also serves as the Chief Financial Officer of Medallion. As of May 14, 2009, Messrs. Aaron, Cuomo and Kreitman, each members of our Board of Directors and of the Board of Directors of Medallion, owned 14,000, 15,000 and 19,000 shares, respectively, of Medallion, in each case, constituting less than one percent of its issued and outstanding shares.
(2)	Kemp Partners is a limited liability company of which our former Chairman, Mr. Kemp, owned 44% of the outstanding membership interests. Mr. Kemp passed away on May 2, 2009.
(3)	Game Plan LLC is a limited liability company of which our advisor, Bob Caporale, is the Chairman and our advisor, Randel E. Vataha, is the President. Messrs. Caporale and Vataha each own 50% of the outstanding limited liability company interests of Game Plan LLC.

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

Date: May 15, 2009

By:	/s/ Tony Tavares
Tony Tavares
Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall
Chief Financial Officer
Signing on behalf of the registrant as principal financial and accounting officer.