Form 10-Q
period 2009-06-30
Sports Properties Acquisition Corp.
filed 2009-08-13
CIK 1412203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

The number of outstanding shares of the registrant’s common stock on August 12, 2009 was 26,945,371 shares.

SPORTS PROPERTIES ACQUISITION CORP.

FORM 10-Q

2

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Balance Sheets

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets
Cash	$709,855	$1,233,134
Cash and cash equivalents — trust account	214,990,891	215,200,539
Prepaid expenses	202,220	420,163
Deferred tax asset	533,285	—

Total assets	$216,436,251	$216,853,836

Liabilities and stockholders’ equity
Current liabilities
Accrued expenses	$824,261	$260,508
Deferred underwriters fees	9,296,154	9,296,154
Due to affiliate	53,862	—

Total current liabilities	10,174,277	9,556,662

Common stock , subject to possible redemption, 6,466,888 shares, at redemption value (note 1)	64,668,880	64,668,880

Commitments	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 26,945,371 shares issued and outstanding	26,945	26,945
Additional paid-in capital	141,448,369	141,448,369
Earnings accumulated during the development stage	117,780	1,152,980

Total stockholders’ equity	141,593,094	142,628,294

Total liabilities and stockholders’ equity	$216,436,251	$216,853,836

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the period from July 3, 2007 (Inception) to
	2009	2008	2009	2008	June 30, 2009
Interest income	$44,310	$1,134,942	$83,109	$2,457,119	$3,748,654

Professional fees	335,280	—	410,581	—	1,283,201
Legal expense paid to related party	627,927	42,852	633,737	42,852	705,943
Franchise tax expense	234,381		405,381		500,509
Insurance expense	27,373	27,372	54,745	50,182	159,672
Administrative fees paid to affiliate	22,500	22,500	45,000	41,250	131,250
Organization costs and other operating expenses	50,188	11,358	102,150	17,965	437,898

Total expenses	1,297,649	104,082	1,651,594	152,249	3,218,473

Income (loss) before income taxes	(1,253,339)	1,030,860	(1,568,485)	2,304,870	530,181
Provision (benefit) for income taxes	(427,128)	568,164	(533,285)	1,040,256	412,401

Net income (loss)	$(826,211)	$462,696	$(1,035,200)	$1,264,614	$117,780

Net income (loss) per share — basic and diluted	$(0.03)	$0.02	$(0.04)	$0.05

Weighted average shares outstanding — basic and diluted	26,945,371	26,945,371	26,945,371	24,214,291

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Statements of Stockholders’ Equity

	Common Stock		Additional	Earnings (Deficit) Accumulated During the Development	Total Stockholders’
	Shares	Amount	Paid-in Capital	Stage	Equity
Balance at July 3, 2007 (Inception)	—	$—	$—	$—	$—

Issuance of common stock on September 12, 2007 at $0.01 per share for cash	5,750,000	5,750	51,750	—	57,500
Net loss	—	—	—	(8,347)	(8,347)
Offering expenses contributed by affiliate	—	—	144,504	—	144,504

Balance at December 31, 2007	5,750,000	5,750	196,254	(8,347)	193,657
Net income	—	—	—	1,161,327	1,161,327
Issuance of 6,000,000 warrants on January 17, 2008 at $1.00 per warrant for cash	—	—	6,000,000	—	6,000,000
Issuance of 20,000,000 units (1 share of common stock and 1 warrant) to public stockholders on January 24, 2008 at $10 per unit for cash, net of offering costs and shares subject to redemption	20,000,000	20,000	125,576,857	—	125,596,857
Issuance of 1,556,300 units (1 share of common stock and 1 warrant) to public stockholders on February 1, 2008 at $10 per unit for cash, net of offering costs	1,556,300	1,556	9,674,897	—	9,676,453
Forfeiture of 360,929 shares of common stock owned by founders, at no cost, on February 1, 2008, related to underwriters overallotment not being fully exercised	(360,929)	(361)	361	—	—

Balance at December 31, 2008	26,945,371	26,945	141,448,369	1,152,980	142,628,294
Net loss — unaudited	—	—	—	(1,035,200)	(1,035,200)

Balance at June 30, 2009 — unaudited	26,945,371	$26,945	$141,448,369	$117,780	$141,593,094

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008	For the period from July 3, 2007 (Inception) to June 30, 2009
Cash flows from operating activities

Net income (loss)	$(1,035,200)	$1,264,614	$117,780
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities

(Increase) decrease in prepaid expenses	217,943	(68,244)	(202,220)
Increase in deferred tax asset	(533,285)	—	(533,285)
Increase (decrease) in accrued expenses	563,753	1,039,656	824,261
Organizational expenses paid by affiliate	—	—	7,703

Net cash provided by (used for) operating activities	(786,789)	2,236,026	214,239

Cash flows from investing activities
Proceeds and earnings invested in trust account	(83,109)	(217,601,863)	(218,893,398)
Transfers from trust account to operating account	292,757	—	3,902,507

Net cash provided by (used for) investing activities	209,648	(217,601,863)	(214,990,891)

Cash flows from financing activities
Proceeds from sale of stock and warrants — public offering of units	—	215,563,000	215,563,000
Proceeds from sale of warrants — private offering to founders	—	6,000,000	6,000,000
Payment of offering costs, net	—	(5,883,988)	(5,942,594)
Proceeds from (repayment of) note payable and due to affiliate	53,862	(445,261)	(191,399)
Proceeds from sale of stock — private offering to founders	—	—	57,500

Net cash provided by financing activities	53,862	215,233,751	215,486,507

Net increase (decrease) in cash	(523,279)	(132,086)	709,855
Cash at beginning of period	1,233,134	198,250	—

Cash at end of period	$709,855	$66,164	$709,855

Supplemental schedule of non-cash financing activities
Deferred underwriters fees	$—	$9,296,154	$9,296,154
Accrual of deferred offering costs	—	—	—
Offering expenses contributed by affiliate	—	—	144,504

Supplemental information
Cash paid during the period for income taxes	$70,000	$600	$1,430,600

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Notes to Financial Statements

June 30, 2009

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

At June 30, 2009, the Company had limited operations. All activity through January 24, 2008 related to the Company’s formation and public offering (the “Offering”) as described below, and subsequent to the Offering included efforts to identify potential Business Combination targets.

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

The Company will seek stockholder approval before it will consummate any Business Combination. The Company will proceed with a Business Combination only if a majority of the shares of common stock sold as part of the units in the Offering or in the aftermarket (the “Public Stockholders”) are voted in favor of the Business Combination and Public Stockholders owning no more than 29.9% of the shares sold in the Public Offering vote against the Business Combination and exercise their right to convert their shares into a pro rata share of the aggregate amount then on deposit in the Trust Account (up to 6,466,888 shares at $10 per share, or $64,668,880), and a majority of the outstanding shares of the Company’s common stock vote in favor of an amendment to the Company’s amended and restated certificate of incorporation to provide for its perpetual existence.

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

The Company will liquidate and promptly distribute only to its Public Stockholders the amount in the Trust Account, less any income taxes payable on interest income, plus any remaining net assets, if the Company does not consummate a Business Combination by January 17, 2010. The Company will not have sufficient available funds (outside of the trust account) to operate through January 17, 2010, or to pursue potential target acquisitions without needing to raise additional funds from the Company’s initial stockholders, sponsor, officers, directors or other available sources. The Company has no commitments for such borrowings at this time and there is no assurance that the Company will be able to raise additional funds needed to meet the expenditures required for operating its business through January 17, 2010. These factors raise substantial doubts about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that may result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including assets held in the Trust Account) will be less than initial public offering price per share sold in the Public Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Public Offering).

Note 2 – Summary of Significant Accounting Policies

Basis of Preparation

The accompanying unaudited financial statements of the Company have been prepared in accordance with Rule 10-1 of Regulation S-X promulgated by the Securities and Exchange Commission and, accordingly, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of the Company, however, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations as of June 30, 2009, and the results of its operations for the three and six months ended June 30, 2009 and for the period from July 3, 2007 (date of inception) to June 30, 2009. The results of operations for these periods are not necessarily indicative of the results of operations to be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.

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

Income Taxes

The Company has recorded income taxes of $945,686 ($594,868 for federal taxes and $350,818 for state and local taxes) at the statutory rate for net income earned through December 31, 2008. Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded deferred tax assets of $533,285 at June 30, 2009, resulting from net operating losses sustained in the 2009 second quarter, all of which is expected to be refundable by application against taxes paid in 2008. The 2008 effective tax rate of 44.9% differed from the statutory rate of 34% due to state and city taxes. Included in prepaid expenses on the balance sheet is $142,914 and $414,914 of estimated taxes paid as of June 30, 2009 and December 31, 2008, reflecting payments made in excess of the Company’s estimated tax liability.

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

As of June 30, 2009 and December 31, 2008, the Company’s cash and cash equivalents are classified as Level I.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166 (SFAS No. 166), “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” which among other things, removes the concept of a qualifying special-purpose entity, and changes the requirements for derecognizing financial assets. Additionally, SFAS No. 166 requires additional disclosures about transfers of financial assets, including securitization transactions and areas where companies have continued exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for annual reporting periods beginning after November 15, 2009. The Company does not expect the adoption of SFAS No. 166 to have a material impact on its financial condition or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (SFAS No. 167), “Amendments to FASB Interpretation No. 46(R),” which, among other things, (i) require an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) require ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity, and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iii) amend certain guidance for determining whether an entity is a variable interest entity; and (iv) require enhanced disclosure that will provide users of financial statements with more transparent information about an entity’s involvement in a variable interest entity. SFAS No. 167 is effective for interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption of SFAS No. 167 to have a material impact on its financial condition or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (SFAS No. 168), “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” SFAS No. 168 identifies the sources of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the US. The Company is required to adopt the provisions of SFAS No. 168 for its interim period ending September 30, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material impact on its financial condition or results of operations.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP amends and clarifies SFAS 141 (revised 2007), “Business Combinations,” to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The pronouncement is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe that this pronouncement will have a material impact on its financial condition or results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used for purpose of determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations,” and other US generally accepted accounting principles. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company believes the impact of adopting FAS 142-3 will not have a material effect on the Financial Statements.

Note 3 – Initial Public Offering

On January 24, 2008, the Company consummated its initial public offering of 20,000,000 units (the “Units”) at a price of $10.00 per unit, for gross proceeds of $200,000,000, which were netted against offering expenses of $14,475,840, which resulted in net proceeds of $185,524,160, which was placed in the Trust Account. In addition, the Company’s underwriters exercised the over-allotment option for 1,556,300 units of the 3,000,000 total units subject to the over-allotment option, and waived their right to exercise the over-allotment option with respect to any additional units on February 1, 2008. The exercise was at $10 per unit and resulted in net proceeds of $15,144,744, inclusive of the deferred underwriting fees of $671,154, which amount was placed in the Trust Account. Each Unit consists of one share of the Company’s common stock, $0.001 par value, and one warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.00, payable in readily available funds or through a net cashless exercise, commencing upon the later of the completion of a Business Combination or January 17, 2009, and expiring January 17, 2012, unless earlier redeemed. The warrants, including any warrants held by the underwriter, will be redeemable at the Company’s option, at a price of $0.01 per warrant upon 30 days’ written notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.

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

Note 4 – Note Payable to Affiliate, Related Party Transactions, and Commitments

The Company issued a $200,000 unsecured promissory note to Medallion, its sponsor, on September 4, 2007. The note was non-interest bearing and was repaid on the consummation of the offering by the Company. Due to the short-term nature of the note, the carrying value of the note approximated fair value. As of June 30, 2009, Medallion owned 18% of the outstanding equity interests in the Company, with the balance held primarily by the public stockholders. In addition, Medallion paid $576,967 on the Company’s behalf for various organizational, offering and operating expenses, $423,602 which has been reimbursed by the Company to Medallion, $144,504 which has been recorded as additional paid-in capital at December 31, 2008, and $8,861 which is owed to Medallion.

The Company incurred legal fees of $1,118,571 ($412,628 of which was charged to stockholders equity upon completion of the Offering) during the period from July 3, 2007 (inception) to June 30, 2009 with a law firm in which a member of the Company’s Board of Directors is senior counsel.

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

In the event of liquidation, the Company will pay the costs of liquidation from the remaining assets outside of the Trust Account. To the extent such funds are not available, Medallion has agreed to provide the Company the necessary funds (currently anticipated to be no more than approximately $150,000 in the event that the Company’s corporate existence ceases by operation of law), and has agreed not to seek repayment for such expenses. At June 30, 2009, the Company’s liabilities exceeded its cash on hand by $114,406, and in addition, the Company owed Medallion $53,862. If the Company does not consummate a business combination its intention is to negotiate these liabilities downwards, seeking forbearance from those associated with a failed deal. However, since the results of such negotiations cannot be anticipated, Medallion has accrued $115,000 to cover the Company’s shortfall. Additionally, it is anticipated that Medallion will continue to fund any operating cash shortfall until such time as the Company is liquidated or a business combination is consummated. In the latter occurrence, it is further anticipated that Medallion will be fully reimbursed from the operating cash of the newly formed successor entity. The Company is actively evaluating prospective acquisition targets. Management currently believes that there are economically viable opportunities that will allow the Company to consummate a business transaction by January 17, 2010.

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

Note 5 – Common Stock

On September 12, 2007, the Company issued 5,750,000 shares for $57,500 in cash, for a purchase price of $0.01 per share to the founding stockholders. On January 24, 2008, the Company issued 20,000,000 units, which included 20,000,000 shares of common stock and 20,000,000 warrants for a purchase price of $10 per unit. On February 1, 2008, the Company’s underwriters exercised the over-allotment option for 1,556,300 units of the 3,000,000 total units subject to the over-allotment option, and waived their right to exercise the over-allotment option with respect to any additional units, resulting in the forfeiture of 360,929 founder shares, at no cost to the Company. As of June 30, 2009, 26,945,371 shares of common stock are outstanding, approximately 18% held by Medallion, and the balance held primarily by the public stockholders.

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

Note 7 – Subsequent Events

The Company has evaluated subsequent events that have occurred through August 13, 2009, the date of financial statement issuance.

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

Interest income on the trust account was $44,310 and $83,109 for the 2009 second quarter and six months, compared to $1,134,942 and $2,457,119 for the comparable 2008 periods, reflecting the changes in rates earned on the Trust investments. Operating expenses were $1,297,649 and $1,651,594 for the 2009 periods, compared to $104,082 and $152,249 for 2008, primarily reflecting the costs with identifying and negotiating with potential acquisition targets. The increase reflects the level of activity during the current year, compared to the Company’s initiation and commencement of these activities during 2008. Income tax benefits of $427,128 and $533,285 were provided during 2009, compared to tax provisions of $568,164 and $1,040,256 for 2008. As a result of the above, the Company had net losses of $826,211 or $0.03 per share and $1,035,200 or $0.04 per share for the 2009 second quarter and six months, compared to net income of $462,696 or $0.02 per share and $1,264,614 or $0.05 per share for the comparable 2008 periods.

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

We believed that the interest earned on Trust Account funds in the period before we consummated a business combination would be sufficient to fund our operations and costs relating to the acquisition of a target business or to fund the costs and expenses relating to our liquidation and dissolution if we did not consummate a business combination. However, at June 30, 2009, the Company’s liabilities exceeded its cash on hand by $114,406, and in addition, the Company owed Medallion $53,862. If the Company does not consummate a business combination, its intention is to negotiate these liabilities downwards, seeking forbearance from those associated with a failed deal. However, since the results of such negotiations cannot be anticipated, Medallion has accrued $115,000 to cover the Company’s shortfall. Additionally, it is anticipated that Medallion will continue to fund any operating cash shortfall until such time as the Company is liquidated or a business combination is consummated. In the latter occurrence, it is further anticipated that Medallion will be fully reimbursed from the operating cash of the newly formed successor entity.

We will not have sufficient available funds (outside of the Trust Account) to operate through January 17, 2010, or to pursue potential target acquisitions without needing to raise additional funds from our initial stockholders, sponsor, officers, directors or other available sources. We have no commitments for such borrowings at this time and there is no assurance that we will be able to raise additional funds needed to meet the expenditures required for operating our business through January 17, 2010.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009. There was no change in internal control over financial reporting which occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

We have insufficient resources to cover our operating expenses and the expenses of consummating a business combination without obtaining additional financing from our initial stockholders, sponsor, officers, directors or other available sources.

We reserved approximately $175,000 from the proceeds of our initial public offering and the private placement of warrants with our sponsor, and receive one half of the interest earned on the trust account, net of taxes, up to a total of $2.25 million to cover our operating expenses until January 17, 2010, and to cover the expenses incurred in connection with a business combination. At June 30, 2009, our liabilities exceeded our cash on hand by $114,406, and in addition, we owed Medallion $53,862. Currently we do not have any cash available to us outside of the trust account. We do not have sufficient available funds (outside of the trust account) to operate through January 17, 2010, or to pursue potential target acquisitions. We could require funds to pay due diligence costs in connection with a potential business combination or to pay fees to consultants to assist us with our search for a target acquisition. We could also require funds to be used as a down payment, “reverse break-up fee” (a provision in a merger agreement designed to compensate the target for any breach by the buyer which results in a failure to close the transaction), or to fund a “no-shop” provision (a provision in letters of intent designed to keep target acquisitions from “shopping” around for transactions with others on terms more favorable to such target acquisitions) with respect to a particular proposed business combination, although we do not have any current intention to do so. We will be forced to obtain additional financing, either from our initial stockholders, our sponsor, our directors and officers or from third parties to continue operations. We are contractually limited in our ability to issue equity securities prior to the consummation of a business combination. Although we are not contractually limited from borrowing money, we may be unable to borrow money on terms which are favorable to us, if at all, and our initial stockholders, our sponsor, our directors and officers are not obligated to provide any additional financing to us. If we are unable to obtain additional financing, we may be unable to complete a business combination and may be forced to liquidate the trust account.

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

(1)

Mr. Murstein, our Vice Chairman and Secretary, is the President and a Director of Medallion Financial Corp. and, as of August 12, 2009, owned 1,660,729 shares of Medallion, approximately 9.45% of its issued and outstanding shares. Our Chief Executive Officer, Tony Tavares, is an employee of ProEminent Sports, LLC. Pursuant to a consulting agreement between ProEminent Sports, LLC and Medallion, Mr. Tavares acts as a consultant to Medallion for sports related investments and, included within the scope of his duties is his service to the Company. Our advisors, Robert Caporale and Randel E. Vataha, are Chairman and President, respectively, and each own 50% of the membership interests, of Game Plan LLC. Our Chief Financial Officer, Larry D. Hall, also serves as the Chief Financial

Officer of Medallion. As of August 12, 2009, Messrs. Aaron, Cuomo and Kreitman, each members of our Board of Directors and of the Board of Directors of Medallion, owned 14,000, 6,000 and 19,000 shares, respectively, of Medallion, in each case, constituting less than one percent of its issued and outstanding shares.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange of Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORTS PROPERTIES ACQUISITION CORP.

Date: August 13, 2009

By:	/s/ Tony Tavares
Tony Tavares
Chief Executive Officer

By:	/s/ Larry D. Hall
Larry D. Hall
Chief Financial Officer
Signing on behalf of the registrant
as principal financial and accounting officer.