Form 10-Q
period 2009-09-30
Sports Properties Acquisition Corp.
filed 2009-11-12
CIK 1412203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

The number of outstanding shares of the registrant’s common stock on November 11, 2009 was 26,945,371 shares.

SPORTS PROPERTIES ACQUISITION CORP.

FORM 10-Q

1

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Balance Sheets

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets
Cash	$264,461	$1,233,134
Cash and cash equivalents — trust account	214,821,806	215,200,539
Prepaid expenses, and other	916,633	420,163
Deferred tax asset	673,897	—

Total assets	$216,676,797	$216,853,836

Liabilities and stockholders’ equity
Current liabilities
Accrued expenses	$1,817,855	$260,508
Deferred underwriters fees	9,296,154	9,296,154
Due to affiliate	85,433	—

Total current liabilities	11,199,442	9,556,662

Common stock, subject to possible redemption, 6,466,888 shares, at redemption value (note 1)	64,668,880	64,668,880

Commitments	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 26,945,371 shares issued and outstanding	26,945	26,945
Additional paid-in capital	141,448,369	141,448,369
Earnings (deficit) accumulated during the development stage	(666,839)	1,152,980

Total stockholders’ equity	140,808,475	142,628,294

Total liabilities and stockholders’ equity	$216,676,797	$216,853,836

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the period from July 3, 2007 (Inception) to September 30, 2009
	2009	2008	2009	2008
Interest income	$42,606	$844,854	$125,715	$3,301,973	$3,791,260

Legal expense paid to related party	335,000	23,897	968,737	66,749	1,040,943
Professional fees	233,393	490,077	643,974	490,077	1,516,594
Franchise tax expense	324,201	—	729,582	—	888,091
Insurance expense	27,372	27,373	82,117	77,555	187,044
Administrative fees paid to affiliate	22,500	22,500	67,500	63,750	153,750
Organization costs and other operating expenses	25,371	82,702	127,521	100,667	399,888

Total expenses	967,837	646,549	2,619,431	798,798	4,186,310

Income (loss) before income taxes	(925,231)	198,305	(2,493,716)	2,503,175	(395,050)
Provision (benefit) for income taxes	(140,612)	83,833	(673,897)	1,124,089	271,789

Net income (loss)	$(784,619)	$114,472	$(1,819,819)	$1,379,086	$(666,839)

Net income (loss) per share — basic and diluted	$(0.03)	$0.00	$(0.07)	$0.05

Weighted average shares outstanding — basic and diluted	26,945,371	26,945,371	26,945,371	25,124,651

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Earnings (Deficit) Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Balance at July 3, 2007 (Inception)	—	$—	$—	$—	$—

Issuance of common stock on September 12, 2007 at $0.01 per share for cash	5,750,000	5,750	51,750	—	57,500
Net loss	—	—	—	(8,347)	(8,347)
Offering expenses contributed by affiliate	—	—	144,504	—	144,504

Balance at December 31, 2007	5,750,000	5,750	196,254	(8,347)	193,657
Net income	—	—	—	1,161,327	1,161,327
Issuance of 6,000,000 warrants on January 17, 2008 at $1.00 per warrant for cash	—	—	6,000,000	—	6,000,000
Issuance of 20,000,000 units (1 share of common stock and 1 warrant) to public stockholders on January 24, 2008 at $10 per unit for cash, net of offering costs and shares subject to redemption	20,000,000	20,000	125,576,857	—	125,596,857
Issuance of 1,556,300 units (1 share of common stock and 1 warrant) to public stockholders on February 1, 2008 at $10 per unit for cash, net of offering costs	1,556,300	1,556	9,674,897	—	9,676,453
Forfeiture of 360,929 shares of common stock owned by founders, at no cost, on February 1, 2008, related to underwriters overallotment not being fully exercised	(360,929)	(361)	361	—	—

Balance at December 31, 2008	26,945,371	26,945	141,448,369	1,152,980	142,628,294
Net loss — unaudited	—	—	—	(1,819,819)	(1,819,819)

Balance at September 30, 2009 — unaudited	26,945,371	$26,945	$141,448,369	$(666,839)	$140,808,475

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008	For the period from July 3, 2007 (Inception) to September 30, 2009
Cash flows from operating activities

Net income (loss)	$(1,819,819)	$1,379,086	$(666,839)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities

Deferred tax asset	(673,897)	—	(673,897)
(Increase) decrease in prepaid expenses, and other	(496,470)	(273,258)	(916,633)
Increase (decrease) in accrued expenses	1,557,347	200,000	1,817,855
Organizational expenses paid by affiliate	—	—	7,703

Net cash provided by (used for) operating activities	(1,432,839)	1,305,828	(431,811)

Cash flows from investing activities
Proceeds and earnings invested in trust account	(125,715)	(218,446,717)	(218,936,004)
Transfers from trust account to operating account	504,448	3,609,750	4,114,198

Net cash provided by (used for) investing activities	378,733	(214,836,967)	(214,821,806)

Cash flows from financing activities
Proceeds from sale of stock and warrants — public offering of units	—	215,563,000	215,563,000
Proceeds from sale of warrants — private offering to founders	—	6,000,000	6,000,000
Payment of offering costs, net	—	(5,883,988)	(5,942,594)
Proceeds from (repayment of) note payable and due to affiliate	85,433	(375,494)	(159,828)
Proceeds from sale of stock — private offering to founders	—	—	57,500

Net cash provided by financing activities	85,433	215,303,518	215,518,078

Net increase (decrease) in cash	(968,673)	1,772,379	264,461
Cash at beginning of period	1,233,134	198,250	—

Cash at end of period	$264,461	$1,970,629	$264,461

Supplemental schedule of non-cash financing activities
Deferred underwriters fees	$—	$9,296,154	$9,296,154
Accrual of deferred offering costs	—	—	—
Offering expenses contributed by affiliate	—	—	144,504

Supplemental information
Cash paid during the period for income taxes	$250,000	$1,360,600	$1,610,600

The accompanying notes should be read in conjunction with the financial statements.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Notes to Financial Statements

September 30, 2009

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

At September 30, 2009, the Company had limited operations. All activity through January 24, 2008 related to the Company’s formation and public offering (the “Offering”) as described below, and subsequent to the Offering included efforts to identify potential Business Combination targets.

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

Notes to Financial Statements—(Continued)

September 30, 2009

Note 2 – Summary of Significant Accounting Policies

Basis of Preparation

The accompanying unaudited financial statements of the Company have been prepared in accordance with Rule 10-1 of Regulation S-X promulgated by the Securities and Exchange Commission and, accordingly, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of the Company, however, these financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations as of September 30, 2009, and the results of its operations for the three and nine months ended September 30, 2009 and for the period from July 3, 2007 (date of inception) to September 30, 2009. The results of operations for these periods are not necessarily indicative of the results of operations to be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.

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

Income Taxes

The Company has recorded income taxes of $945,686 ($594,868 for federal taxes and $350,818 for state and local taxes) at the statutory rate for net income earned through December 31, 2008. Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded deferred tax assets of $673,897 at September 30, 2009, resulting from net operating losses sustained in 2009, all of which is expected to be refundable by application against taxes paid in 2008. The 2008 effective tax rate of 44.9% differed from the statutory rate of 34% due to state and city taxes. Included in prepaid expenses on the balance sheet is $884,698 and $414,914 of estimated taxes paid as of September 30, 2009 and December 31, 2008, reflecting payments made in excess of the Company’s estimated tax liability.

The Company provides for income taxes in accordance with principles contained in FASB ASC Topic 740, Income Taxes. Under these principles, the Company recognizes the amount of income tax payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in its financial statements or tax returns. The Company also measures and recognizes the amount of tax benefit that should be recorded for financial statement purposes for uncertain tax positions taken or expected to be taken in a tax return. With respect to uncertain tax positions, the Company evaluates the recognized tax benefits for derecognition, classification, interest and penalties, interim period accounting and disclosure requirements. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Accordingly, the Company has accrued for certain state and local taxes in the amount of $854,000 as of September 30, 2009.

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

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Notes to Financial Statements—(Continued)

September 30, 2009

Fair Value of Assets and Liabilities

The Company follows Accounting Standards Codification 820, Fair Value Measurements and Disclosures (FASB ASC 820), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 820 defines fair value as an exit price (i.e. a price that would be received to sell, as opposed to acquire, an asset or transfer a liability), and emphasizes that fair value is a market-based measurement. It establishes a fair value hierarchy that distinguishes between assumptions developed based on market data obtained from independent external sources and the reporting entities own assumptions. Further, it specifies that fair value measurement should consider adjustment for risk, such as the risk inherent in the valuation technique or its inputs.

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

As of September 30, 2009 and December 31, 2008, the Company’s cash and cash equivalents are classified as Level I.

Recently Issued Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update 2009-12, “Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities That Calculate Net Asset value per Share or its Equivalent” (FASB ASU 2009-12). FASB ASU 2009-12 amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, and permits in certain circumstances a reporting entity to measure the fair value of an investment on the basis of the net asset value per share of the investment. Additionally, the update requires additional disclosures such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments and the investment strategies of the investees. FASB ASU 2009-12 is effective for reporting periods ending after December 15, 2009 with early adoption permitted. The Company does not expect adoption of FASB ASU 2009-12 to have a material impact on its financial condition or results of operations.

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value” (FASB ASU 2009-05). FASB ASU 2009-05 provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures - Overall, clarifies the techniques a reporting entity should use in valuing a liability in circumstances where a quoted price in an active market for an identical liability is not available, as well as clarifying that the requirements needed for Level 1 fair value measurements when the quoted price of an identical liability is utilized. FASB ASU 2009-05 is effective for the first reporting period beginning after issuance. The Company does not expect adoption of FASB ASU 2009-05 to have a material impact on its financial condition or results of operations.

In June 2009, the FASB issued an update to ASC Topic 860, “Transfers and Servicing,” which among other things, removes the concept of a qualifying special-purpose entity, and changes the requirements for derecognizing financial assets. Additionally, the update requires additional disclosures about transfers of financial assets, including securitization transactions and areas where companies have continued exposure to the risks related to transferred financial assets. The update is effective for annual reporting periods beginning after November 15, 2009. The Company does not expect the adoption of the update to have a material impact on its financial condition or results of operations.

In June 2009, the FASB issued an update to ASC Topic 810, “Consolidation,” which, among other things, (i) require an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity; (ii) require ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity, and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (iii) amend certain guidance for determining whether an entity is a variable interest entity; and (iv) require enhanced disclosure that will provide users of financial statements with more transparent information about an entity’s involvement in a variable interest entity. The update is effective for interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption of the update to have a material impact on its financial condition or results of operations.

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

Notes to Financial Statements—(Continued)

September 30, 2009

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

Note 4 – Note Payable to Affiliate, Related Party Transactions, and Commitments

The Company issued a $200,000 unsecured promissory note to Medallion, its sponsor, on September 4, 2007. The note was non-interest bearing and was repaid on the consummation of the offering by the Company. Due to the short-term nature of the note, the carrying value of the note approximated fair value. As of September 30, 2009, Medallion owned 18% of the outstanding equity interests in the Company, with the balance held primarily by the public stockholders. In addition, Medallion paid $586,038 on the Company’s behalf for various organizational, offering and operating expenses, $423,602 which has been reimbursed by the Company to Medallion, $144,504 which has been recorded as additional paid-in capital at December 31, 2008, and $17,932 which is owed to Medallion.

The Company incurred legal fees of $1,453,571 ($412,628 of which was charged to stockholders equity upon completion of the Offering) during the period from July 3, 2007 (inception) to September 30, 2009 with a law firm in which a member of the Company’s Board of Directors is senior counsel.

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

In the event of liquidation, the Company will pay the costs of liquidation from the remaining assets outside of the Trust Account. To the extent such funds are not available, Medallion has agreed to provide the Company the necessary funds (currently anticipated to be no more than approximately $200,000 in the event that the Company’s corporate existence ceases by operation of law), and has agreed not to seek repayment for such expenses. At September 30, 2009, the Company’s liabilities, excluding certain tax liabilities, exceeded its cash on hand by $699,000, and in addition, the Company owed Medallion $85,000. If the Company does not consummate a business combination its intention is to negotiate these liabilities downwards, seeking forbearance from those associated with a failed deal. However, since the results of such negotiations cannot be anticipated, Medallion has accrued $200,000 to cover the Company’s shortfall. Additionally, it is anticipated that Medallion will continue to fund any operating cash shortfall until such time as the Company is liquidated or a business combination is consummated. In the latter occurrence, it is further anticipated that Medallion will be fully reimbursed from the operating cash of the newly formed successor entity. The Company continues to actively evaluate prospective acquisition targets.

SPORTS PROPERTIES ACQUISITION CORP.

(a corporation in the development stage)

Notes to Financial Statements—(Continued)

September 30, 2009

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

Note 5 – Common Stock

On September 12, 2007, the Company issued 5,750,000 shares for $57,500 in cash, for a purchase price of $0.01 per share to the founding stockholders. On January 24, 2008, the Company issued 20,000,000 units, which included 20,000,000 shares of common stock and 20,000,000 warrants for a purchase price of $10 per unit. On February 1, 2008, the Company’s underwriters exercised the over-allotment option for 1,556,300 units of the 3,000,000 total units subject to the over-allotment option, and waived their right to exercise the over-allotment option with respect to any additional units, resulting in the forfeiture of 360,929 founder shares, at no cost to the Company. As of September 30, 2009, 26,945,371 shares of common stock are outstanding, approximately 18% held by Medallion, and the balance held primarily by the public stockholders.

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

Note 7 – Subsequent Events

The Company has evaluated subsequent events that have occurred through November 12, 2009, the date of financial statement issuance.

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

Interest income on the trust account was $42,606 and $125,715 for the 2009 third quarter and nine months, compared to $844,854 and $3,301,973 for the comparable 2008 periods, reflecting the changes in rates earned on the Trust investments. Operating expenses were $967,837 and $2,619,431 for the 2009 periods, compared to $646,549 and $798,798 for 2008, primarily reflecting the costs with identifying and negotiating with potential acquisition targets. The increase reflects the level of activity during the current year, compared to the Company’s initiation and commencement of these activities during 2008. Income tax benefits of $140,612 and $673,897 were provided during 2009, compared to tax provisions of $83,833 and $1,124,089 for 2008. As a result of the above, the Company had net losses of $784,619 or $0.03 per share and $1,819,819 or $0.07 per share for the 2009 third quarter and nine months, compared to net income of $114,472 or $0.00 per share and $1,379,086 or $0.05 per share for the comparable 2008 periods.

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

We believed that the interest earned on Trust Account funds in the period before we consummated a business combination would be sufficient to fund our operations and costs relating to the acquisition of a target business or to fund the costs and expenses relating to our liquidation and dissolution if we did not consummate a business combination. However, at September 30, 2009, the Company’s liabilities exceeded its cash on hand by $699,000, and in addition, the Company owed Medallion $85,000. If the Company does not consummate a business combination, its intention is to negotiate these liabilities downwards, seeking forbearance from those associated with a failed deal. However, since the results of such negotiations cannot be anticipated, Medallion has accrued $200,000 to cover the Company’s shortfall. Additionally, it is anticipated that Medallion will continue to fund any operating cash shortfall until such time as the Company is liquidated or a business combination is consummated. In the latter occurrence, it is further anticipated that Medallion will be fully reimbursed from the operating cash of the newly formed successor entity.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009. There was no change in internal control over financial reporting which occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

We reserved approximately $175,000 from the proceeds of our initial public offering and the private placement of warrants with our sponsor, and receive one half of the interest earned on the trust account, net of taxes, up to a total of $2.25 million to cover our operating expenses until January 17, 2010, and to cover the expenses incurred in connection with a business combination. At September 30, 2009, our liabilities exceeded our cash on hand by $699,000, and in addition, we owed Medallion $85,000. Currently we do not have any cash available to us outside of the trust account. We do not have sufficient available funds (outside of the trust account) to operate through January 17, 2010, or to pursue potential target acquisitions. We could require funds to pay due diligence costs in connection with a potential business combination or to pay fees to consultants to assist us with our search for a target acquisition. We could also require funds to be used as a down payment, “reverse break-up fee” (a provision in a merger agreement designed to compensate the target for any breach by the buyer which results in a failure to close the transaction), or to fund a “no-shop” provision (a provision in letters of intent designed to keep target acquisitions from “shopping” around for transactions with others on terms more favorable to such target acquisitions) with respect to a particular proposed business combination, although we do not have any current intention to do so. We will be forced to obtain additional financing, either from our initial stockholders, our sponsor, our directors and officers or from third parties to continue operations. We are contractually limited in our ability to issue equity securities prior to the consummation of a business combination. Although we are not contractually limited from borrowing money, we may be unable to borrow money on terms which are favorable to us, if at all, and our initial stockholders, our sponsor, our directors and officers are not obligated to provide any additional financing to us. If we are unable to obtain additional financing, we may be unable to complete a business combination and may be forced to liquidate the trust account.

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

(1)

Mr. Murstein, our Vice Chairman and Secretary, is the President and a Director of Medallion Financial Corp. and, as of November 11, 2009, owned 1,660,729 shares of Medallion, approximately 9.45% of its issued and outstanding shares. Our Chief Executive Officer, Tony Tavares, is an employee of ProEminent Sports, LLC. Pursuant to a consulting agreement between ProEminent Sports, LLC and Medallion, Mr. Tavares acts as a consultant to Medallion for sports related investments and, included within the scope of his duties is his service to the Company. Our advisors, Robert Caporale and Randel E. Vataha, are Chairman and President, respectively, and each own 50% of the membership interests, of Game Plan LLC. Our Chief Financial Officer, Larry D. Hall, also serves as the Chief Financial

Officer of Medallion. As of November 11, 2009, Messrs. Aaron, Cuomo and Kreitman, each members of our Board of Directors and of the Board of Directors of Medallion, owned 12,000, 6,000 and 19,000 shares, respectively, of Medallion, in each case, constituting less than one percent of its issued and outstanding shares.

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

SPORTS PROPERTIES ACQUISITION CORP.

Date:	November 12, 2009

By:	/S/ TONY TAVARES
Tony Tavares
Chief Executive Officer

By:	/S/ LARRY D. HALL
Larry D. Hall
Chief Financial Officer Signing on behalf of the registrant as principal financial and accounting officer.